Form 10-Q
period 2025-06-30
Siddhi Acquisition Corp (Cayman Islands)
filed 2025-08-08
CIK 2034037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 8, 2025, there were 27,938,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SIDDHI ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SIDDHI ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$884,323	$578
Prepaid expenses	121,324	—
Total current assets	1,005,647	578
Long Term prepaid insurance	56,250	—
Investments held in Trust Account	280,247,491	—
Deferred offering costs	—	342,805
TOTAL ASSETS	$281,309,388	$343,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$35,891	$5,000
Accrued offering costs	80,000	218,300
Total current liabilities	115,891	223,300
Advisory fee payable	8,280,000	–
Deferred underwriting fee payable	8,280,000	–
Promissory note - related party	—	160,000
TOTAL LIABILITIES	16,675,891	383,300

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 27,600,000 and 0 shares at a redemption value of $10.15 per share as of June 30, 2025	280,247,491	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 338,000 and no issued and outstanding, excluding 27,600,000 and 0 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively	34	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding(1)(2) as of June 30, 2025 and December 31, 2024	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(15,614,718)	(64,917)
TOTAL SHAREHOLDERS’ DEFICIT	(15,613,994)	(39,917)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$281,309,388	$343,383

(1)	As of December 31, 2024, included up to 900,000 of the founder shares that might have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment were to be exercised (Note 5). On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, hence the 900,000 founder shares are no longer subject to forfeiture.

(2)	On October 7, 2024, the Company, through a share recapitalization, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2025	2025
Advisory fees	$8,280,000	$8,280,000
General and administrative costs	193,343	237,193
Total operating costs	8,473,343	8,517,193
Loss from operations	(8,473,343)	(8,517,193)

Other income:
Interest earned on investments held in Trust Account	2,867,491	2,867,491

Net loss	$(5,605,852)	$(5,649,702)

Weighted average shares outstanding, Class A ordinary shares	27,306,374	13,813,789

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.16)	$(0.27)

Weighted average shares outstanding, Class B ordinary shares	6,900,000	6,900,000

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.16)	$(0.27)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,900,000	$690	$24,310	$(64,917)	$(39,917)

Net loss	—	—	—	—	—	(43,850)	(43,850)

Balance – March 31, 2025	—	—	6,900,000	690	24,310	(108,767)	(83,767)

Sale of 338,000 Private Placement Units	338,000	34	—	—	3,379,966	—	3,380,000

Fair value of rights included in Public units	—	—	—	—	4,084,800	—	4,084,800

Allocated value of transaction costs to Class A shares	—	—	—	—	(140,322)	—	(140,322)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,348,754)	(9,900,099)	(17,248,853)

Net loss	—	—	—	—	—	(5,605,852)	(5,605,852)

Balance – June 30, 2025	338,000	$34	6,900,000	$690	$—	$(15,614,718)	$(15,613,994)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(5,649,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,867,491)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(121,324)
Long Term prepaid insurance	(56,250)
Accrued expenses	30,891
Advisory fee payable	8,280,000
Net cash used in operating activities	(383,876)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(277,380,000)
Net cash used in investing activities	(277,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	275,750,000
Proceeds from sale of Private Placement Units	3,380,000
Proceeds from promissory note - related party	45,000
Repayment of promissory note - related party	(205,000)
Payment of offering costs	(322,379)
Net cash provided by financing activities	278,647,621

Net Change in Cash	883,745
Cash – Beginning of period	578
Cash – End of period	$884,323

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$(138,300)
Deferred underwriting fee payable	$8,280,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from July 5, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which occurred on April 2, 2025 (see below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2025, the Company had cash of $884,323 and a working capital of $889,756.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025 (unaudited) and December 31, 2024, the Company had no borrowings under such Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business within one year from the date of issuance of the unaudited condensed financial statements. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that after the Initial Public Offering close on April 2, 2025, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 8, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $884,323 and $578 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

As of June 30, 2025, the assets held in the Trust Account, amounting to $280,247,491, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are recorded as interest earned on investments held in the Trust Account in the Company’s statement of operations.

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit based on the equity classification of the underlying financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Rights	(4,084,800)
Class A ordinary shares issuance cost	(8,916,563)
Plus:
Accretion of carrying value to redemption value	14,381,363
Class A Ordinary Shares subject to possible redemption, April 2, 2025	277,380,000
Plus:
Accretion of carrying value to redemption value	2,867,491
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$280,247,491

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from loss per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted loss per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 27,938,000 Class A Ordinary Shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per Ordinary Share
Numerator:
Allocation of net loss, as adjusted	$(4,475,058)	$(1,130,794)	$(3,767,722)	$(1,881,980)

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	27,306,374	6,900,000	13,813,789	6,900,000
Basic and diluted net loss per Ordinary Share	$(0.16)	$(0.16)	$(0.27)	$(0.27)

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2024, the Sponsor entered into a certain subscription agreement with the Company, paying $25,000, or approximately $0.004 per share, in exchange for the issuance of 5,750,000 founders shares to the Sponsor. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, by way of entering into an amended and restated subscription agreement, the Sponsor surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor purchased and held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, the Sponsor issued an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per share data has been retrospectively presented. Up to 900,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment is exercised. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 900,000 founder shares are no longer subject to forfeiture.

On March 27, 2025, the Sponsor granted membership interests equivalent to an aggregate of 145,000 founder shares to members of the Company in exchange for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 145,000 founder shares represented by such membership interests assigned to the holders of such interests on March 27, 2025 was $214,135 or $1.477 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000, as amended, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the date on which the Company consummated the Initial Public Offering, out of the $750,000 of offering proceeds that has been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the offering and the sale of the Private Placement Units not held in the Trust Account. As of June 30, 2025, all amounts that the Company had borrowed under the promissory note have been repaid. Any additional borrowings under the note are no longer available.

Administrative Support Fee

The Company entered into an agreement, commencing on March 31, 2025, to pay a monthly technology, software, computer, systems, administrative support, secretarial services and infrastructure fee of $15,000 to Siddhi Capital Holdings, until the earlier of an initial Business Combination or liquidation of the Company. For the three and six months ended June 30, 2025, the Company incurred $45,000 in fees for these services, of which $15,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Consultant Services Agreement

A consulting firm affiliated with the Company’s Chief Financial Officer provides accounting services to the Company. The consultant shall be paid a monthly fee of $3,500, commencing on April 2, 2025 and a success fee should the Company complete an initial Business Combination of 40,000 shares. If the Company does not complete an initial Business Combination, the success fee will not be due and payable. As of June 30, 2025, $3,500 is due to the consulting firm and is recorded in accrued expenses in the condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Underwriter’s Agreement

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

Additionally, the underwriter is entitled to a deferred underwriting discount of $0.30 per Unit, or $8,280,000. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Advisory Fee

In addition, Santander will be entitled to an advisory fee of 3% of gross proceeds (or $8,280,000), upon and subject to the closing of the initial Business Combination. The terms the agreement deems the fee earned and recordable as of June 30, 2025, and has been recorded as advisory fee on the accompanying balance sheet.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were 338,000 and 0 shares of Class A ordinary shares issued and outstanding, excluding 27,600,000 and 0 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 15, 2024, the Company entered into a subscription agreement with the Sponsor, issuing 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, by way of entering into an amended and restated subscription agreement, the Sponsor surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, the Sponsor issued an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per share data has been retrospectively presented. The founder shares include an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. As a result of the full exercise of the over-allotment option by the underwriter, the 900,000 founder shares are no longer subject to forfeiture.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a Public Right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to pre-initial Business Combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold rights in multiples of 10 in order to receive Class A ordinary shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from assets held outside of the Trust Account with respect to such rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the rights. Accordingly, the rights may expire worthless.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$280,247,491	$—

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

April 2, 2025
Trade price of Unit	$10.03
Stock price	$9.88
Market adjustment(1)	15.0%
Fair value per share right	$0.148

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of business combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded warrant prices to simulated model outputs.

Public Rights are not remeasured subsequent to the date of the initial recognition.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 9 — SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statements of operations as net income (loss). The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

June 30,
2025
Cash	$884,323
Investments held in Trust Account	280,247,491

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$193,343	$237,193
Interest earned on marketable investments held in Trust Account	2,867,491	2,867,491

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a business combination or similar transaction within the Extension Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

For the three months ended June 30, 2025, we had a net loss of $5,605,852, which consisted of general and administrative costs of $8,473,343, offset by interest earned on investments held in Trust Account of $2,867,491.

For the six months ended June 30, 2025, we had a net loss of $5,649,702, which consisted of general and administrative costs of $8,517,193, offset by interest earned on investments held in Trust Account of $2,867,491.

Liquidity and Capital Resources

On April 2, 2025, we consummated the Initial Public Offering of 27,600,000 units at $10.00 per Unit, which includes the full exercise of the underwriter’s over-allotment option. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 338,000 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $3,380,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $277,380,000 was placed in the Trust Account. We incurred $9,056,885, consisting of $250,000 of cash underwriting fee, $8,280,000 of deferred underwriting fee, and $526,885 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $383,876. Net loss of $5,649,702 was affected by interest earned on investments held in the Trust Account of $2,867,491. Changes in operating assets and liabilities provided $8,133,317 of cash for operating activities.

As of June 30, 2025, we had investments held in the Trust Account of $280,247,491 (including approximately $2,867,491 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $884,323. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2025, we consummated the Initial Public Offering of 27,600,000 units at $10.00 per Unit, which includes the full exercise of the underwriter’s over-allotment option. Santander acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-285648). The Securities and Exchange Commission declared the registration statements effective on April 1, 2025.

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

We paid a total of $9,056,885, consisting of $250,000 of cash underwriting fee, $8,280,000 of deferred underwriting fee, and $526,885 of other offering costs, in connection with eth Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement, dated March 31, 2025, by and between the Company and Santander US Capital Markets LLC, as representative of the several underwriters.
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Share Rights Agreement, dated March 31, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1(1)	Letter Agreement, dated March 31, 2025, among the Company, its directors and officers, and the Sponsor.
10.2(1)	Investment Management Trust Agreement, March 31, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated March 31, 2025, by and among the Company and certain security holders.
10.4(1)	Private Placement Units Purchase Agreement, dated March 31, 2025, by and between the Company and the Sponsor.
10.5(1)	Administrative Services Agreement, dated March 31, 2025, by and between the Company, the Sponsor and an affiliate of the Sponsor.
10.6(1)	Form of Indemnity Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 3, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIDDHI ACQUISITION CORP

Date: August 8, 2025	By:	/s/ Sam Potter
	Name:	Sam Potter
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)