Form 10-Q
period 2025-09-30
Siddhi Acquisition Corp (Cayman Islands)
filed 2025-10-31
CIK 2034037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of October 31, 2025, there were 27,938,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SIDDHI ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Period from July 5, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Period from July 5, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from July 5, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SIDDHI ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$759,129	$578
Prepaid expenses	94,526	—
Total current assets	853,655	578
Long-term prepaid insurance	37,500	—
Investments held in Trust Account	283,244,155	—
Deferred offering costs	—	342,805
TOTAL ASSETS	$284,135,310	$343,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$19,446	$5,000
Accrued offering costs	80,000	218,300
Total current liabilities	99,446	223,300
Advisory fee payable	8,280,000	–
Deferred underwriting fee payable	8,280,000	–
Promissory note - related party	—	160,000
TOTAL LIABILITIES	16,659,446	383,300

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 27,600,000 and 0 shares at a redemption value of $10.26 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	283,244,155	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 338,000 and 0 shares issued and outstanding, excluding 27,600,000 and 0 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively	34	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding(1)(2) as of September 30, 2025 and December 31, 2024	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(15,769,015)	(64,917)
TOTAL SHAREHOLDERS’ DEFICIT	(15,768,291)	(39,917)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$284,135,310	$343,383

(1)	As of December 31, 2024, included up to 900,000 of the founder shares that might have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment was to be exercised (Note 5). On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which included the full exercise of the underwriter’s over-allotment option. As a result the 900,000 founder shares are no longer subject to forfeiture.

(2)	On October 7, 2024, the Company, through a share recapitalization, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from July 5, 2024 (Inception) Through September 30,
	2025	2025	2024
Advisory fees	$—	$8,280,000	$—
General and administrative costs	154,297	391,490	45,056
Total operating costs	154,297	8,671,490	45,056
Loss from operations	(154,297)	(8,671,490)	(45,056)

Other income:
Interest earned on investments held in Trust Account	2,996,664	5,864,155	—

Net income (loss)	$2,842,367	$(2,807,335)	$(45,056)

Weighted average shares outstanding, Class A ordinary shares	27,938,000	18,591,096	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.08	$(0.11)	$—

Weighted average shares outstanding, Class B ordinary shares	6,900,000	6,598,897	6,000,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.08	$(0.11)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,900,000	$690	$24,310	$(64,917)	$(39,917)

Net loss	—	—	—	—	—	(43,850)	(43,850)

Balance – March 31, 2025 (unaudited)	—	—	6,900,000	690	24,310	(108,767)	(83,767)

Sale of 338,000 Private Placement Units	338,000	34	—	—	3,379,966	—	3,380,000

Fair value of rights included in Public units	—	—	—	—	4,084,800	—	4,084,800

Allocated value of transaction costs to Class A shares	—	—	—	—	(140,322)	—	(140,322)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,348,754)	(9,900,099)	(17,248,853)

Net loss	—	—	—	—	—	(5,605,852)	(5,605,852)

Balance – June 30, 2025 (unaudited)	338,000	34	6,900,000	690	—	(15,614,718)	(15,613,994)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,996,664)	(2,996,664)

Net income	—	—	—	—	—	2,842,367	2,842,367

Balance – September 30, 2025 (unaudited)	338,000	$34	6,900,000	$690	$—	$(15,769,015)	$(15,768,291)

FOR THE PERIOD FROM JULY 5, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 5, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(45,056)	(45,056)

Balance – September 30, 2024 (unaudited)	—	$—	6,900,000	$690	$24,310	$(45,056)	$(20,056)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from July 5, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,807,335)	$(45,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,864,155)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(94,526)	—
Long-term prepaid insurance	(37,500)	—
Accrued expenses	14,446	—
Advisory fee payable	8,280,000	—
Net cash used in operating activities	(509,070)	(45,056)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(277,380,000)	—
Net cash used in investing activities	(277,380,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	275,750,000	—
Proceeds from sale of Private Placement Units	3,380,000	—
Proceeds from promissory note - related party	45,000	140,000
Repayment of promissory note - related party	(205,000)	—
Payment of offering costs	(322,379)	(115,880)
Net cash provided by financing activities	278,647,621	49,120

Net Change in Cash	758,551	4,064
Cash – Beginning of period	578	—
Cash – End of period	$759,129	$4,064

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$80,000	$198,547
Deferred underwriting fee payable	$8,280,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Siddhi Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on July 5, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

All activity for the period from July 5, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which occurred on April 2, 2025 (see below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Siddhi Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 31, 2025. On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit (the “Units”), which includes the full exercise of the underwriter’s over-allotment option, which is discussed in Note 3. Each Unit consists of one Class A ordinary share (the “Public Share”) and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination (the “Public Right”).

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

SEPTEMBER 30, 2025

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), as well as proceeds of the Initial Public Offering and private placement on April 2, 2025 . As of September 30, 2025, the Company had cash of $759,129 and a working capital of $754,209.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under such Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business within one year from the date of issuance of the unaudited condensed financial statements. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that after the Initial Public Offering close on April 2, 2025, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 8, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $759,129 and $578 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $283,244,155, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are recorded as interest earned on investments held in the Trust Account in the Company’s condensed statement of operations.

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

SEPTEMBER 30, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2025,the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Rights	(4,084,800)
Class A ordinary shares issuance cost	(8,916,563)
Plus:
Accretion of carrying value to redemption value	14,381,363
Class A ordinary Shares subject to possible redemption, April 2, 2025	277,380,000
Plus:
Accretion of carrying value to redemption value	2,867,491
Class A ordinary Shares subject to possible redemption, June 30, 2025	280,247,491
Plus:
Accretion of carrying value to redemption value	2,996,664
Class A ordinary Shares subject to possible redemption, September 30, 2025	$283,244,155

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and nine months ended September 30, 2025 and for the period from July 5, 2024 (inception) through September 30, 2024 was less than the exercise price and therefore, the inclusion of such Rights under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Rights are exercisable to purchase 2,793,800 Class A ordinary shares in the aggregate. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,279,409	$562,958	$(2,071,911)	$(735,424)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,938,000	6,900,000	18,591,096	6,598,897
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.11)	$(0.11)

	For the Period from July 5, 2024 (Inception) Through September 30, 2024
	Class A	Class B
	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$—	$(45,056)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	6,000,000
Basic and diluted net loss per ordinary share	$—	$(0.01)

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on April 2, 2025, the Company sold 27,600,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share, and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

On March 27, 2025, the Sponsor granted membership interests equivalent to an aggregate of 145,000 founder shares to members of the Company in exchange for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 145,000 founder shares represented by such membership interests assigned to the holders of such interests on March 27, 2025 was $214,135 or $1.477 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000, as amended, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the date on which the Company consummated the Initial Public Offering, out of the $750,000 of offering proceeds that has been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the offering and the sale of the Private Placement Units not held in the Trust Account. As of September 30, 2025, all amounts that the Company had borrowed under the promissory note have been repaid. Any additional borrowings under the note are no longer available.

Administrative Support Fee

The Company entered into an agreement, commencing on March 31, 2025, to pay a monthly technology, software, computer, systems, administrative support, secretarial services and infrastructure fee of $15,000 to Siddhi Capital Holdings, until the earlier of an initial Business Combination or liquidation of the Company. For the three and nine months ended September 30, 2025, the Company incurred $45,000 and $90,000 in fees for these services, of which $60,000 is included in accrued expenses in the accompanying condensed balance sheets. For the period from July 5, 2024 (inception) through September 30, 2024, the Company did not incur any fees for these services.

Consultant Services Agreement

A consulting firm affiliated with the Company’s Chief Financial Officer provides accounting services to the Company. The consultant shall be paid a monthly fee of $3,500, commencing on April 2, 2025 and a success fee should the Company complete an initial Business Combination of 40,000 shares. If the Company does not complete an initial Business Combination, the success fee will not be due and payable. For the three and nine months ended September 30, 2025, the Company incurred $10,500 and $21,000 in fees for these services, respectiveky, of which $3,500 is included accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITTMENTS AND CONTINGENCIES

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Advisory Fee

In addition, Santander will be entitled to an advisory fee of 3% of gross proceeds (or $8,280,000), upon and subject to the closing of the initial Business Combination. The terms the agreement deems the fee earned and recordable as of September 30, 2025, and has been recorded as advisory fee on the accompanying condensed balance sheet.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were 338,000 and 0 shares of Class A ordinary shares issued and outstanding, excluding 27,600,000 and 0 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 15, 2024, the Company entered into a subscription agreement with the Sponsor, issuing 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, by way of entering into an amended and restated subscription agreement, the Sponsor surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, the Sponsor issued an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per share data has been retrospectively presented. The founder shares include an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. As a result of the full exercise of the over-allotment option by the underwriter, the 900,000 founder shares are no longer subject to forfeiture. There were 6,900,000 Class B Ordinary Shares issued and outstanding as of September 30, 2025, and December 31, 2024.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$283,244,155	$—

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

April 2, 2025
Trade price of Unit	$10.03
Stock price	$9.88
Market adjustment(1)	15.0%
Fair value per share right	$0.148

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of business combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded rights prices to simulated model outputs.

Public Rights are not remeasured subsequent to the date of the initial recognition.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 9. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

September 30,
2025
Cash	$759,129
Investments held in Trust Account	283,244,155

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Advisory and general and administrative costs	$154,297	$8,671,490
Interest earned on investments held in Trust Account	2,996,664	5,864,155

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the extension period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net profit (loss) are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot provide assurance that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 5, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,842,367, which consisted of interest earned on investments held in Trust Account of $2,996,664, offset by general and administrative costs of $154,297.

For the nine months ended September 30, 2025, we had a net loss of $2,807,335, which consisted of general and administrative costs of $8,671,490, offset by interest earned on investments held in Trust Account of $5,864,155.

For the period from July 5, 2024 (inception) through September 30, 2024, we had a net loss of $45,056, which consisted of general and administrative costs.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $277,380,000 was placed in the Trust Account. We incurred $9,056,885 of offering costs, consisting of $250,000 of cash underwriting fee, $8,280,000 of deferred underwriting fee, and $526,885 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $509,070. Net loss of $2,807,335 was affected by interest earned on investments held in the Trust Account of $5,864,155. Changes in operating assets and liabilities provided $8,162,420 of cash for operating activities.

As of September 30, 2025, we had investments held in the Trust Account of $283,244,155 (including approximately $5,864,155 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $759,129 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Private Rights are identical to the rights underlying the Units sold in the Initial Public Offering, except that the Private Rights are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial business combination.

We paid a total of $9,056,885 of offering costs, consisting of $250,000 of cash underwriting fee, $8,280,000 of deferred underwriting fee, and $526,885 of other offering costs, in connection with the Initial Public Offering.

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

SIDDHI ACQUISITION CORP

Date: October 31, 2025	By:	/s/ Sam Potter
	Name:	Sam Potter
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: October 31, 2025	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)