Form 10-K
period 2025-12-31
Siddhi Acquisition Corp (Cayman Islands)
filed 2026-03-16
CIK 2034037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-42578

SIDDHI ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Wall Street, 20th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 316-8312

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	SDHI	The Nasdaq Stock Market LLC
Rights, one right to receive one-tenth (1/10th) of one Class A ordinary share	SDHIR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one right to receive one-tenth (1/10th) of one Class A ordinary shares	SDHIU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $211,839,885.

As of March 16, 2026, there were 27,938,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS

References to “the Company,” “SDHI,” “our,” “us” or “we” refer to Siddhi Acquisition Corp, a blank check company incorporated as a Cayman Islands exempted company on July 5, 2024. References to the “Sponsor” refer to Siddhi Sponsor LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Siddhi Acquisition Corp, which closed on April 2, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to select an appropriate target business or businesses;

●	ability to complete our initial Business Combination;

●	expectations around the performance of the prospective target business or businesses;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial Business Combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for shares;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated on July 5, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial Business Combination. Although we have evaluated, and continue to evaluate, several potential opportunities, we have not selected any Business Combination target.

On April 2, 2025, the Company consummated its IPO of 27,600,000 units (the “Units”), which includes full exercise of the underwriters’ over-allotment option to purchase 3,600,000 additional Units on April 1, 2025. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (“Class A Ordinary Share”) and one right to receive one-tenth (1/10) of one Class A Ordinary Share of the Company. The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds to the Company of $276,000,000.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor, purchased 338,000 private units (the “Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $3,380,000. The Private Units are identical to the Units sold in the IPO. The Sponsor or its permitted transferees agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement) until 30 days after the completion of the Company’s initial Business Combination. The holders of the Private Units were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

As of April 2, 2025, a total of $277,380,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account established for the benefit of the Company’s public shareholders. Our trust account is held with JP Morgan. Except with respect to permitted withdrawals, none of the funds held in trust will be released from the trust account until the earliest of (i) the completion of our initial Business Combination, (ii) the redemption of our public shares if we are unable to complete our initial Business Combination within the completion window, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we have not consummated an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

Management Team

Led by our Chairman, Brian Finn, our management team and advisors collectively have over 100 years of investment experience and have served on over 30 public and private Boards. We believe that we will benefit from the deep investment, operational and board-level experience of our management team combined with an extensive network of founders, investors, and executives at various high-growth companies.

Our Chairman, Brian D. Finn brings more than 40 years of investment experience spanning the private and public sectors. Mr. Finn’s current roles include:

●	Chairman of Siddhi Holdings, an operationally focused growth equity firm specializing in consumer brands and food technology

●	Chairman of Covr Financial Technologies Corp., a firm which offers financial institutions a digital platform to sell leading insurance products

●	Chairman of Star Mountain Capital, a lower middle market credit investment firm

●	Director at Palladyne AI (NASDAQ: PDYN, formerly Sarcos Technology and Robotics)

Mr. Finn began his career in 1982 as a member of the Mergers & Acquisitions Group at The First Boston Corporation, ultimately becoming Co-Head of Mergers and Acquisitions in 1993 and advising on dozens of transactions worth well over $100 billion. From 2002 to 2005, Mr. Finn held a number of senior management positions within Credit Suisse, including President of Credit Suisse First Boston, President of Investment Banking, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse, one of the world’s leading alternative investment managers with over $100 billion Assets under Management. From 1997 to 2002, Mr. Finn was a principal and partner of private equity firm Clayton, Dubilier & Rice. Mr. Finn also served on the Board of The Scotts Miracle-Gro Company, BlackRock Capital Corporation, Owl Rock Capital Corporation, Baxter International, MGM Pictures, and Telemundo.

Our Chief Executive Officer and Director, Sam Potter, has served as Partner at Siddhi Holdings since June 2021. Prior to joining Siddhi Holdings, Mr. Potter served as the Managing Member of BMB Capital, a financial consulting firm he founded. Other roles include Vice President of Corporate Development for WVC Holdings (formerly Wolf Venture Capital), an early-stage investment firm and Vice President of Finance at Ebbu, an early-stage hemp and cannabis research company. Mr. Potter was previously a member of the Board of Directors of Thistle Health, a meal delivery company, and Momo Orchard Holdings, a pantry essentials brand (“Momofuku Goods”). Mr. Potter started his career at Deutsche Bank in the Global Industrials Group and subsequently as an investment professional in Ares Management’s Direct Lending business.

Our Chief Financial Officer, Harley (“Mike”) Rollins has served as Partner and COO of Calabrese Consulting, a financial accounting and consulting firm, since July 2019. Mr. Rollins holds a Bachelor of Arts and Business Administration and a Masters of Accountancy from the University of Georgia.

Senior Advisor, Stefan Selig, has served on the board of directors for Simon Property, as well as the Lead Independent Director of the board of directors for Safehold (formerly Safety, Income & Growth Inc.) since 2017. Mr. Selig joined the board of directors for Marelli Holdings in 2025. In addition, Mr. Selig founded BridgePark Advisors, a strategic advisory firm, in 2017. Prior to that, Mr. Selig served as Undersecretary of Commerce for International Trade for the U.S. Department of Commerce from June 2014 to June 2016. Prior to this, Mr. Selig was with Bank of America Merrill Lynch from March 1999 to May 2014, ultimately serving as Executive Vice Chairman of Global Corporate and Investment Banking. Prior to joining Bank of America Merrill Lynch, Mr. Selig held various senior investment banking positions at UBS Securities and Wasserstein Parella & Co., and began his investment banking career at The First Boston Corporation.

Advisor, Melissa Facchina, has over 25 years of experience across the food and beverage manufacturing and services industries. Since March 2020, she has served as Managing Partner at Siddhi Holdings. Prior to forming Siddhi Holdings, Ms. Facchina launched Siddhi Ops (formerly Siddhi Shot Corp.), which became a premier outsourced operations firm serving high-growth and emerging food and beverage companies. Ms. Facchina has significant expertise in food and beverage manufacturing, having served in various roles for her family’s business, Johanna Foods, Inc., one of the largest privately-held juice manufacturing company in the country. Taking advantage of her many years on plant floors, she saw a gap in operational knowledge and execution in the innovative, venture-backed, food and beverage world, and built a team of highly skilled professionals in Siddhi Ops to serve that need. Siddhi Ops has worked with hundreds of clients, negotiated thousands of contracts across the food and beverage value chain, and regularly managed upwards of 30 brands at a time and more than 80 product launches per year. Ms. Facchina currently serves on the Board of Directors for Magic Spoon, Mid-Day Squares, immi (Fifty Foods), and Momofuku Goods.

Advisor, Steven Finn, co-founded and has served as co-Managing Partner of Siddhi Holdings, where he has led investments in food, beverage, and food tech companies and is focused on all stages of sourcing, evaluating and creating value with Siddhi Holdings’ portfolio. Prior to co-founding Siddhi Holdings, Mr. Finn invested on behalf of Marstar Investments, a private investment vehicle, as a generalist across a broad set of industries and stages. Prior to this, Mr. Finn was the Co-Chief Executive Officer and Chief Technology Officer of LocalStove LLC, a food technology startup in the corporate catering space that was acquired by HUNGRY Marketplace in 2018. Mr. Finn currently serves on the boards of directors of Liberation Labs, Kencko, Matrix F.T., True Made Foods, Moku, BlueNalu, Gathered Foods, and Plantible Foods, and is a board observer of Sapor Food Group (dba Simply Good Jars), and MycoTechnology.

Advisor, Amy Salerno, serves as Co-Managing Partner and Chief Financial Officer of Siddhi Holdings which she joined in October 2021. She served as the Chief Financial Officer of Rotor Acquisition Corp. from September 2020 to September 2021, in addition to acting as a private consultant and advisor from 2020 to 2021. From 2016 to 2020, Ms. Salerno served as the Chief Financial Officer and Chief Operating Officer of Covr Financial Technologies, an insurance technology firm. Prior to Covr, she was the Chief Operating Officer of Pioneer Wealth Partners, a multi-family office and wealth advisory boutique catering to high-net worth families, from 2009 to 2016. Previous operational management roles include Greentech Capital Advisors where she was a Principal in the operations and business development area from 2008 to 2009 and BroadStreet Capital Partners where she was Head of Operations from 2005 to 2009. Ms. Salerno began her career in 1997 at Lehman Brothers in the structured products origination and mortgage-backed securities groups.

Our Independent Directors

Alan H. Howard has served as a member of our board of directors and Chair of the Audit Committee since August 2024. Mr. Howard is the Managing Partner of Heathcote Advisors LLC, which he formed in 2008, and is currently the lead independent director, chair of the Compensation and Human Capital Committee and member of the Audit Committee of Movado Group, Inc. and also serves as the Chair of the Board of the New England Expert Technologies Corp.(formerly, Valley Precision Parts Corporation). In April 2018, Mr. Howard joined one of the Group Board of Directors and Trustees of BNY Family of Funds and in 2020, was named Chair of the Audit Committee for his Group Board. From 2013 to June 2021, Mr. Howard served as Senior Advisor at Rossoff & Company LLC. From 2020 until April 2021, Mr. Howard served on the Board of Directors of Diamond Offshore Drilling, Inc. From 2012 through 2019, Mr. Howard served as the President and a Director of Dynatech/MPX Holdings. From 2008 through 2010, Mr. Howard was Managing Partner of S3 Strategic Advisors LLC. Prior to 2006, Mr. Howard was a Managing Director of Credit Suisse First Boston LLC, having first joined its predecessor firm in 1985.

Jessica Hoffman Brennan has served as a member of our board of directors since August 2024. Ms. Brennan serves as a Senior Advisor at Kohlberg and Company, where she first joined in November 2022 and previously served as a Partner and Head of Strategy and Investor Relations. Since January 2022, Ms. Brennan has also served as an independent board member of Commonfund, a $28 billion asset management firm. Prior to joining Kohlberg and Company, Ms. Brennan held senior roles at The Carlyle Group, Onex Corp., and Credit Suisse. As Managing Director and the Head of Client and Product Solutions at Onex from April 2020 to April 2022, Ms. Brennan led capital formation and product strategy. From June 2011 to December 2019, Ms. Brennan served as a Partner and Managing Director of The Carlyle Group where she was responsible for investor relations and capital formation. Earlier in her career, Ms. Brennan was an investment banker, most recently a Managing Director in the Private Fund Group at Credit Suisse which acquired her prior firm, Donaldson Lufkin & Jenrette (DLJ).

Matthew Shigenobu Muta has served as a member of our board of directors since February 2025. Mr. Muta has served as Senior Vice President at Optum Consumer Engineering, part of UnitedHealth Group, since July 2024 and has been a director at Palladyne AI Corp. since 2021. Mr. Muta has held various leadership roles at Delta Air Lines Inc. (NYSE: DAL), from 2014 until his retirement in March 2024, including serving as their Vice President, Innovation and Operations Technology from 2016 until March 2024, and as Vice President, Innovation & Commercial Technologies from 2014 to 2016. Mr. Muta previously held various positions at Microsoft, Inc. (Nasdaq: MSFT), including Global Managing Director, Hospitality & Travel.

Together, we believe our directors bring additional expertise that will enhance our ability to identify and execute our initial Business Combination, and may enhance our ability to execute upon various value creation initiatives after successful completion of our Business Combination.

Notwithstanding the foregoing, past experience or performance of our management team and their respective affiliates is not a guarantee of either (1) our ability to successfully identify and execute a Business Combination or (2) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of future performance. Our management team and their respective affiliates have been involved with a large number of public and private companies in addition to those identified above, not all of which have achieved similar performance levels. See “Risk Factors — Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the company. For a complete list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Management — Conflicts of Interest.”

Prior SPAC Experience

Mr. Finn acted as Chief Executive Officer for Rotor Acquisition Corp. (“Rotor”), which raised $276 million in January 2021. Mr. Potter served as the Vice President of Corporate Development of Rotor while Ms. Salerno served as Chief Financial Officer and Mr. Selig served as Chairman of the Board. In September 2021, Rotor completed its Business Combination with Sarcos Corp. (“Sarcos”). Originally spun-out of the University of Utah in 1983, Sarcos (now known as Palladyne AI Corp) is a pioneer in the robotic systems industry with a focus on developing artificial intelligence and machine learning technologies to support third-party stationary and mobile robotics systems. Mr. Selig also served as an independent director to Tuscan Holdings Corp. (“Tuscan”) which raised $240 million in March 2019. In July 2021, Tuscan completed its Business Combination with Microvast, a provider of battery technologies for commercial and specialty electric vehicles. See “Proposed Business — Prior SPAC Experience” for further information.

Business Strategy

We intend to focus on well run, high growth businesses with tailwinds from secular growth trends. We are particularly interested in mission-driven management teams who are committed to addressing real market needs and who are finding voids in the market through personal experiences. We believe that those who can leverage passion will drive the greatest success. Our business strategy is to leverage the unique insights of our management team as well as its network of high-quality relationships across industries in which our management team has experience to source and execute a Business Combination with a prospective private company. These networks have been developed over decades and include a diverse mix of financial sponsors, private investors, financial advisors, investment bankers, attorneys, consultants, commercial bankers, accountants, institutional investors, and founders of high-growth companies in various industries. We believe we will be able to capitalize on, and leverage, our management team’s breadth of deal flow and decades of operations and manufacturing expertise, as well as its venture capital, private equity, merger and acquisition and public markets expertise, to significantly increase the likelihood that we will be able to locate and invest in, or enter into a Business Combination with, a private company that is a later stage, high-growth company that has proven its ability to take advantage of the major secular trends driving growth and that we believe to have a real ability to scale and meet mass-market demand.

Over their careers, our management team has demonstrated a distinct combination of capabilities including:

●	A track record of identifying long-term secular trends and developing proprietary deal flow to find and partner with companies capitalizing on these tailwinds.

●	Significant experience in sourcing, screening and identifying unique companies with industry leading management teams and defensible market positions that can create substantial value.

●	Extensive experience executing deals through all economic cycles and in partnering with skilled management teams to capitalize on opportunities presented in dynamic market conditions.

●	Broad and deep network of relationships spanning venture and private equity investors, operators, bankers, advisors, service providers, and strategic players that provide substantial deal flow and highly-valuable industry insights.

●	Leveraging unique operational insight to identify companies that have a realistic and achievable business plans that can create long-term value.

●	Access to a high-quality network of advisors, board members, consultants, current and retired executives who can help complement potential targets to drive value creation.

●	Deep understanding and connectivity across the capital markets to position companies and help management teams transition from private to public ownership.

●	History of co-investment and partnership among members of our management team who successfully launched Siddhi Holdings to take advantage of proprietary deal flow and complementary skillsets.

●	Considerable experience operating a wide range of businesses, prioritizing opportunities, allocating capital and managing risks across a broad array of markets.

●	Experience of serving on both public and private boards with expertise in helping to guide and manage high growth businesses.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	Command a leadership position in high growth segments of its industry with favorable tailwinds, strong consumer adoption and potential for mass market distribution;

●	Benefit from a defensible strategic positioning relative to competitors as well as entrenched relationships across the value chain with an emphasis on scalability;

●	Have compelling sector trends

●	Have a strong financial profile with healthy (for its industry) and scalable margins, which we believe can result in a capital efficient business that is profitable, or has a clear path to profitability

●	Are led by a strong management team with a track record of building successful teams that consistently exceed company goals;

●	Have products or services that are focused on a large total addressable end market with an operational strategy and plan that can capitalize on this market opportunity;

●	Can benefit from our management team’s expertise, relationships, network and capabilities in industries where its management team has expertise

●	Are executing on a clear and actionable growth plan with operations that can scale quickly and profitably;

●	Can benefit from access to the capital markets in order to fund strategic growth plans through areas such as international expansion and acquisitions; and

●	Have a management team that is aligned with our shareholders and ready, willing and able to manage a public company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Employees

We currently have two officers: Messrs. Potter and Rollins. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our trust account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

Our executive offices are located at 100 Wall Street, 20th Floor, New York, NY 10005, and our telephone number is (347) 316-8312. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “SDHIU” on or about April 1, 2025, and the Class A Ordinary Shares and rights began separate trading on Nasdaq under the symbols “SDHI” and “SDHIR,” respectively, on or about June 4, 2025.

Holders of Record

As of March 16, 2026, there were 27,938,000 Class A Ordinary Shares issued and outstanding held by 1 shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. A Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds

The Company is a blank check company formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses, which we refer to as our initial Business Combination.

On April 2, 2025, the Company consummated its IPO of 27,600,000 Units, which includes full exercise of the underwriters’ over-allotment option to purchase 3,600,000 additional Units. Each Unit consists of one Class A Ordinary Share and one right to receive one-tenth (1/10) of one Class A Ordinary Share of the Company. The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds to the Company of $276,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement in which the Sponsor, purchased 338,000 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $3,380,000. The Private Units are identical to the Units sold in the IPO. The Sponsor or its permitted transferees agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement) until 30 days after the completion of the Company’s initial Business Combination. The holders of the Private Units were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 5, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $223,387, which consists of operating costs of $8,824,829 offset by interest earned on marketable securities held in the Trust Account of $8,601,442.

For the period from July 5, 2024 (inception) through December 31, 2024, we had a net loss of $64,917, which consists of operating costs.

Liquidity, Capital Resources and Going Concern

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

For the year ended December 31, 2025, net cash used in operating activities was $603,305. Net loss of $223,387 was impacted by the interest earned on marketable securities held in Trust Account of $8,601,442. Changes in operating assets and liabilities provided $8,221,524 of cash from operating activities.

For the period from July 5, 2024 (inception) through December 31, 2024, net cash used in operating activities was $59,917. Net loss of $64,917. Changes in operating assets and liabilities provided $5,000 of cash from operating activities.

As of December 31, 2025, we had investments held in the Trust Account of $285,981,442 (including approximately $8,601,442 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $664,894 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). There is no certainty that the Company would be successful in securing adequate financing for pursuing its goals.

In addition, if the Company is unable to complete a Business Combination by January 2, 2027, unless extended for further 6 months, then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” Management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 2, 2027.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter was entitled to a cash underwriting fee of $250,000 which was paid to Santander US Capital Markets LLC (“Santander”) upon the closing of the Initial Public Offering.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net loss, less loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Brian D. Finn	65	Chairman of the Board
Sam Potter	41	Chief Executive Officer and Director
Mike Rollins	54	Chief Financial Officer
Alan H. Howard	66	Director
Jessica Hoffman Brennan	51	Director
Matthew Shigenobu Muta	57	Director

Brian D. Finn — Our Chairman, Brian D. Finn brings more than 40 years of investment experience spanning the private and public sectors. Mr. Finn’s current roles include Director at Palladyne AI (NASDAQ: PDYN, formerly Sarcos Technology and Robotics), since September 2021, Chairman of Siddhi Holdings, an operationally focused growth equity firm specializing in consumer brands and food technology, since September 2020, Chairman of Covr Financial Technologies Corp., a firm which offers financial institutions a digital platform to sell leading insurance products, since January 2018, and Chairman of Star Mountain Capital, a lower middle market credit investment firm since January 2017. From 2009 to March 2013, Mr. Finn served as the Chief Executive Officer of Asset Management Finance and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse, one of the world’s leading alternative investment managers with over $100 billion Assets under Management. From 2002 to 2005, Mr. Finn held a number of senior management positions within Credit Suisse, including President of Credit Suisse First Boston, President of Investment Banking, Co-President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. Mr. Finn was also a member of the Executive Board of Credit Suisse. From 1997 to 2002, Mr. Finn was a principal and partner of private equity firm Clayton, Dubilier & Rice. Mr. Finn began his career in 1982 as a member of the Mergers & Acquisitions Group at The First Boston Corporation, ultimately becoming Co-Head of Mergers and Acquisitions in 1993 and advising on dozens of transactions worth well over $100 billion. Mr. Finn also served on the Board of The Scotts Miracle-Gro Company, BlackRock Capital Corporation, Owl Rock Capital Corporation, Baxter International, MGM Pictures, and Telemundo. We believe that Mr. Finn’s significant experience in corporate transactions, capital markets, and his senior leadership experience at public and private companies make him well qualified to serve as a member of our board of directors.

Sam Potter — Our Chief Executive Officer and Director, Sam Potter has served as Partner at Siddhi Holdings since June 2021 until the present. Mr. Potter was previously a member of the Board of Directors of Thistle Health, a meal delivery company, and Momo Orchard Holdings, a pantry essentials brand (“Momofuku Goods”). From September 2020 until September 2021, Mr. Potter served as the Vice President of Corporate Development of Rotor Acquisition Corporation, a $276M blank check company which executed a Business Combination with Palladyne AI (NASDAQ: PDYN, formerly Sarcos Technology and Robotics) in September 2021. From May 2019 to December 2021, Mr. Potter served as the Managing Member of BMB Capital, a financial consulting firm he founded. From November 2016 to February 2021, Mr. Potter served as the Vice President of Corporate Development for WVC Holdings (formerly Wolf Venture Capital), an early-stage investment firm. From April 2015 to September 2016, Mr. Potter served as Vice President of Finance at Ebbu, an early-stage hemp and cannabis research company, and from June 2014 to April 2015, he was a consultant to GoHydrate, a direct-to-consumer beverage company. Previously, Mr. Potter served as an investment professional in Ares Management’s Direct Lending business from 2010 to 2014. Mr. Potter started his career in 2007 at Deutsche Bank in the Global Industrials Group. Mr. Potter received a B.S. from the Kelley School of Business at Indiana University. We believe that Mr. Potter is qualified to serve on our Board of Directors based on his experience in capital markets, private equity and credit investing, and financial consulting.

Mike Rollins — Our Chief Financial Officer, Harley (“Mike”) Rollins has served as Partner and COO of Calabrese Consulting, a financial accounting and consulting firm, since July 2019. Mr. Rollins holds a Bachelor of Arts and Business Administration and a Masters of Accountancy from the University of Georgia.

Independent Directors

Alan H. Howard — Since August 2024, Alan H. Howard has served as a member of our board of directors and is currently a chair of the audit committee. From April 2022 to the present, Mr. Howard has also been a member and chair of the Board of Directors of New England Expert Technologies Corp. (formerly, Valley Precision Parts Corporation), a privately held manufacturer of complex, close tolerance and precision-machined parts and assemblies for a variety of industries and applications. In April 2018, Mr. Howard joined one of the Group Board of Directors and Trustees of BNY Family of Funds and in 2020, was named Chair of the Audit Committee for his Group Board. Since February 2008 to the present, Mr. Howard has been the Managing Partner of Heathcote Advisors LLC, which provides financial advisory services as well as makes principal investments. From September 1997 to the present, Mr. Howard has been member of the Board of Directors of Movado Group, Inc., a leading global designer, marketer and distributor of watches, and serves as Lead Independent Director, Chair of the Compensation and Human Capital Committee and a member of the Board’s Audit Committee. In February 2025, Mr. Howard became affiliated with LSH Partners Securities LLC, a merchant banking firm specializing in investment banking services and private placement capital raising with a focus on family offices. From March 2020 through April 2021, he was a member of the Board of Directors of Diamond Offshore Drilling, Inc., a public company that provides contract drilling services, and served as Lead Independent Director, Chair of the Audit Committee and a member of the Board’s Finance and Executive Committees. From October 2013 until June 2021, Mr. Howard served as a Senior Advisor at Rossoff & Company LLC, an independent investment banking firm that provides advice on mergers and acquisitions, corporate finance and restructurings and assists on raising debt and equity capital in the private and public markets. From February 2012 to June 2019, Mr. Howard also was a member of the Board of Directors of D/M Holdings and served as Chief Executive Officer of one of its two operating companies (Dynatech International LLC), while also serving on the boards of the two operating companies (Dynatech International LLC and Military Parts Exchange LLC). From February 2012 through June 2019, Mr. Howard also served as the President of Dynatech/MPX Holdings LLC (“D/M Holdings”), a privately held global supplier and service provider of military aircraft parts for multiple platforms and engines. From October 2008 through June 2010, Mr. Howard was Managing Partner of S3 Strategic Advisors LLC, which provides strategic advice to hedge funds and asset managers. Prior to June 2006, Mr. Howard was a Managing Director of Credit Suisse First Boston LLC (“CSFB”), an international provider of financial services. He had been with CSFB and its predecessor companies since September 1985. He earned B.S. and M.S. degrees, with honors (Dean’s List, Tau Beta Pi, Alpha Pi Mu), from Columbia University School of Engineering and Applied Sciences and an M.B.A. degree in Finance from the Columbia University Graduate School of Business where he was named a Dean’s Scholar. We believe that Mr. Howard’s significant experience in corporate transactions and his senior leadership experience make him well qualified to serve as a member of our board of directors.

Jessica Hoffman Brennan — Since August 2024, Jessica Hoffman Brennan has served as a member of our board of directors and is currently a chair of the compensation and human capital committee. Ms. Brennan serves as a Senior Advisor at Kohlberg and Company, where she first joined in November 2022 and previously served as a Partner and Head of Strategy and Investor Relations. Since January 2022, Ms. Brennan has also served as an independent board member of Commonfund, a $28 billion asset management firm founded in 1971 that serves institutional investors as OCIO and alternative asset manager. Prior to joining Kohlberg and Company, Ms. Brennan held senior roles at The Carlyle Group, Onex Corp., and Credit Suisse. As Managing Director and the Head of Client and Product Solutions at Onex from April 2020 to April 2022, Ms. Brennan led capital formation and product strategy. From June 2011 to December 2019, Ms. Brennan served as a Partner and Managing Director of The Carlyle Group where she was responsible for investor relations and capital formation. Earlier in her career, Ms. Brennan was an investment banker, most recently a Managing Director in the Private Fund Group at Credit Suisse which acquired her prior firm, Donaldson Lufkin & Jenrette (DLJ). Ms. Brennan also currently serves on the following non-corporate boards: Executive Board for the Wharton Graduate School, the University of Pennsylvania; Women’s Leadership Board, Harvard Kennedy School, Women and Public Policy Center; and the Dean’s Advisory Council, the University of Michigan’s Literature Science & Arts College. Ms. Brennan holds an MBA in Finance from The Wharton School of the University of Pennsylvania and an AB in Economics and Literature from the University of Michigan. We believe that Ms. Brennan is qualified to serve on our Board of Directors based on her experience in capital markets, capital formation, private investing, and investment management.

Matthew Shigenobu Muta — Since February 2025, Matthew Shigenobu Muta has served as a member of our board of directors. Mr. Muta has served as Senior Vice President at Optum Consumer Engineering, part of UnitedHealth Group, since July 2024 and has been a director at Palladyne AI Corp. since 2021. Mr. Muta has held various leadership roles at Delta Air Lines Inc. (NYSE: DAL), from 2014 until his retirement in March 2024, including serving as their Vice President, Innovation and Operations Technology from 2016 until March 2024, and as Vice President, Innovation & Commercial Technologies from 2014 to 2016. Mr. Muta previously held various positions at Microsoft, Inc. (Nasdaq: MSFT), including Global Managing Director, Hospitality & Travel. Mr. Muta holds a Bachelor of Arts Degree in Communications from Boise State University. We believe Mr. Muta’s leadership experience at some of the world’s largest companies, including in industries that we believe include potential customers of ours, and his experience working with highly sophisticated and complex technology qualifies him to serve on our Board of Directors.

Advisors

Stefan Selig — Senior Advisor, Stefan Selig, has served on the board of directors for Simon Property, as well as the Lead Independent Director of the board of directors for Safehold (formerly Safety, Income & Growth Inc.) since 2017. Mr. Selig joined the board of directors for Marelli Holdings in 2025. In addition, Mr. Selig founded BridgePark Advisors, a strategic advisory firm, in 2017. Prior to that, Mr. Selig served as Under Secretary of Commerce for International Trade at the U.S. Department of Commerce from June 2014 to June 2016, and during this period headed the International Trade Administration, a global bureau of more than 2,200 trade and investment professionals. During this period, he also served as the Executive Director of the Travel and Tourism Advisory Board, sat on the board of directors of the Overseas Private Investment Corporation, was a Commissioner for the Congressional Executive Commission on China and was the Executive Director of the President’s Advisory Council on Doing Business in Africa. Prior to that, he held various senior level leadership positions at Bank of America Merrill Lynch, beginning in 1999, including being the Executive Vice Chairman of Global Corporate & Investment Banking from 2009 to 2014, and prior to that, he was Vice Chairman of Global Investment Banking and Global Head of Mergers & Acquisitions. Prior to joining Bank of America Merrill Lynch, he held various senior investment banking positions at UBS Securities and Wasserstein Parella & Co., and began his investment banking career at The First Boston Corporation. In the past five years, Mr. Selig served on the board of directors of Rotor Acquisition Corp., where he was a member of the audit committee; on the board of directors of Tuscan Holdings Corp. where he was a member of the audit committee; and on the board of directors of Entercom Communications Corp. Mr. Selig received a B.A. from Wesleyan University., and M.B.A from Harvard Business School and attended London School of Economics and Political Science (General Course).

Melissa Facchina — Advisor, Melissa Facchina, has over 25 years of experience across the food and beverage manufacturing and services industries. Since March 2020, she has served as Managing Partner at Siddhi Holdings. Prior to forming Siddhi Holdings, Ms. Facchina launched Siddhi Ops (formerly Siddhi Shot Corp.) in March 2016, which became a premier outsourced operations firm serving high-growth and emerging food and beverage companies. Ms. Facchina had been operating as an outsourced operations partner, supporting various consumer packaged goods companies since June 2015. In 2014, Ms. Facchina worked with ForceBrands, a New York-based boutique recruitment firm serving the emerging food and beverage segment, building infrastructure for operations and manufacturing roles. From 2012 to 2014, Ms. Facchina worked as a freelance consultant to several companies, servicing both the tech and health and wellness communities. Prior to 2012, she spent three years working at Johanna Foods, Inc., one of the largest privately held juice manufacturing and distribution company, serving in various capacities. Taking advantage of her many years on plant floors, she saw a gap in operational knowledge and execution in the innovative, venture-backed, food and beverage world, and built a team of highly skilled professionals in Siddhi Ops to serve that need. Siddhi Ops has worked with hundreds of clients, negotiated thousands of contracts across the food and beverage value chain, and regularly managed upwards of 30 brands at a time and more than 80 product launches per year. Ms. Facchina currently serves on the Board of Directors for Magic Spoon, Mid-Day Squares, immi (Fifty Foods), and Momofuku Goods. Ms. Facchina received a Bachelor of Science in Behavioral Neuropsychology from Rider University.

Steven Finn — Advisor Steven Finn has served as co-Managing Partner of Siddhi Holdings since co-founding the firm in March 2020, where he has led investments in food, beverage, and food tech companies and is focused on all stages of sourcing, evaluating and working with Siddhi Holdings’ portfolio companies to help create value with his understanding of technology, fundraising and strategy. Prior to co-founding Siddhi Holdings, Mr. Finn previously invested on behalf of Marstar Investments, a private investment vehicle, as a generalist across a broad set of industries and stages. Prior to this, Mr. Finn was the Co-Chief Executive Officer and Chief Technology Officer of LocalStove LLC, a food technology startup in the corporate catering space that was acquired by HUNGRY Marketplace in 2018. Prior to graduating from business school, Mr. Finn was a Financial Software Engineer at Bloomberg L.P., focused on developing their in-house Customer Relationship Management software from 2011 to 2014. Prior to that, Mr. Finn was a Co-Founder and VP of Operations and Technology at Rentmine.com, a technology startup. Mr. Finn currently serves on the boards of directors of Liberation Labs, Kencko, True Made Foods, BlueNalu, and Plantible Foods, and is a board observer of Ark Biotech, MycoTechnology, and Ummino. Mr. Finn received both a B.S. and a M.B.A from the Wharton School at the University of Pennsylvania, as well as a M.S. in Computer and Information Technology from the University of Pennsylvania’s school of Engineering and Applied Sciences.

Amy Salerno — Advisor, Amy Salerno, serves as Co-Managing Partner and Chief Financial Officer of Siddhi Holdings which she joined in October 2021. She served as the Chief Financial Officer of Rotor Acquisition Corp. from September 2020 to September 2021, in addition to acting as a private consultant and advisor from 2020 to 2021. From 2016 to 2020, Ms. Salerno served as the Chief Financial Officer and Chief Operating Officer of Covr Financial Technologies, an insurance technology firm. Prior to Covr, she was the Chief Operating Officer of Pioneer Wealth Partners, a multi-family office and wealth advisory boutique catering to high-net worth families, from 2009 to 2016. Previous operational management roles include Greentech Capital Advisors where she was a Principal in the operations and business development area from 2008 to 2009 and BroadStreet Capital Partners where she was Head of Operations from 2005 to 2009. Ms. Salerno began her career in 1997 at Lehman Brothers in the structured products origination and mortgage-backed securities groups. Ms. Salerno received a B.A. in Economics with Distinction from Cornell University and an M.B.A. from the Tuck School of Business at Dartmouth.

Number and Terms of Office of Officers and Directors

We have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which will consist of Mr. Matthew Shigenobu Muta will expire at our first annual general meeting. The term of office of the second class of directors, which will consist of Ms. Jessica Hoffman Brennan will expire at the second annual general meeting. The term of office of the third class of directors, which will consist of Mr. Alan H. Howard, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Ms. Jessica Hoffman Brennan, Mr. Alan H. Howard, and Mr. Matthew Shigenobu Muta are our independent directors.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Effecting our initial Business Combination — Sources of Target Businesses” in the prospectus and such transaction was approved by a majority of our independent and disinterested directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Ms. Jessica Hoffman Brennan, Mr. Alan H. Howard, and Mr. Matthew Shigenobu Muta, each of whom is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Alan H. Howard chairs the Audit Committee.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Alan H. Howard qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Director nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Howard and Muta, and Ms. Brennan. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee

Our Compensation Committee consists of Ms. Jessica Hoffman Brennan, Mr. Alan H. Howard, and Mr. Matthew Shigenobu Muta each of whom is an independent director under the Nasdaq listing standards. Ms. Jessica Hoffman Brennan is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You may review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Other than as set forth in the prospectus, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). Our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the trust account. We do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 16, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement rights as these rights are not convertible within 60 days.

	Number of Class A Ordinary Shares	Approximate Percentage of Outstanding Class A Ordinary Shares		Number of Class B Ordinary Shares	Approximate Percentage of Outstanding Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Before Offering	After Offering	Beneficially Owned	Before Offering	After Offering
Siddhi Sponsor LLC(2)(3)(4)	338,000	0	1.2%	6,900,000	100%	100%
Brian D. Finn	338,000	0	1.2%	6,900,000	100%	100%
Sam Potter	—	—	—	—	—	—
Mike Rollins	—	—	—	—	—	—
Alan H. Howard	—	—	—	—	—	—
Jessica Hoffman Brennan	—	—	—	—	—	—
Matthew Shigenobu Muta	—	—	—	—	—	—
All officers and directors as a group (6 persons)	338,000	0	1.2%	6,900,000	100%	100%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is c/o Siddhi Acquisition Corp, 100 Wall Street, 20th Floor, New York, New York 10005.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
(3)	Siddhi Sponsor LLC, our sponsor, is the record holder of such shares. Brian D. Finn is the member of Siddhi Sponsor LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Finn disclaims any beneficial ownership of the securities held by the sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. All of our officers and directors and our advisor are members of our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which included the full exercise of the underwriter’s over-allotment option. As a result 900,000 of founder shares are no longer subject to forfeiture.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 15, 2024, the sponsor entered into a certain subscription agreement with the company, paying $25,000, or approximately $0.004 per share, in exchange for the issuance of 5,750,000 founders shares to the sponsor. On October 7, 2024 the company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the sponsor purchased and held an aggregate of 7,187,500 Class B ordinary shares. Subsequently, on February 10, 2025, our sponsor surrendered for no consideration and we canceled 1,437,500 of such Class A Ordinary Shares, resulting in 5,750,000 Class A Ordinary Shares remaining outstanding. On March 31, 2025 the company, through a share capitalization, issued the sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 27,600,000 units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. Up to 900,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriter’s over-allotment is exercised.

Our sponsor, Siddhi Sponsor LLC, has committed to purchase an aggregate of 320,000 units (or 338,000 units if the underwriter’s over-allotment option is exercised in full), at $10.00 per private unit for a total purchase price of $3,200,000 (or $3,380,000 if the underwriter’s over-allotment option is exercised in full), in a private placement that will close simultaneously with the closing of the IPO. The private placement units will be identical to the units sold in the IPO except that, so long as they are held by our sponsor or its permitted transferees, the private placement units (i) may not (including the Class A Ordinary Shares issuable upon conversion of the private placement rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination and (ii) will be entitled to registration rights.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use permitted withdrawals to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have until the date that is 21 months from the closing of the IPO (or 24 months from the closing of the IPO if we have executed a definitive agreement for an initial Business Combination within 21 months from the closing of the IPO) or until such earlier liquidation date as our board of directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such 21-month (or 24-month), we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (net of permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement units.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our advisors or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from working capital:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from July 5, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $130,915 and $58,760, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from July 5, 2024 (inception) through December 31, 2024, we did not pay our independent registered public accounting firm any amounts for audit-related services.

Tax Fees. During the year ended December 31, 2025 and for the period from July 5, 2024 (inception) through December 31, 2024, we did not pay our independent registered public accounting firm any amounts for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from July 5, 2024 (inception) through December 31, 2024, we did not pay our independent registered public accounting firm any amounts for services related to other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the Period from July 5, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the Period from July 5, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the Period from July 5, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 31, 2025, by and between the Company and Santander US Capital Markets LLC, as representative of several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Company on April 3, 2025).
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Form S-1/A filed by the Company on March 25, 2025).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on April 3, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Company on March 25, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Company on March 25, 2025).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Company on March 25, 2025).
4.4	Share Rights Agreement, dated March 31, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8K filed by the Company on April 3, 2025).
4.5*	Description of Securities
10.1	Letter Agreement, dated March 31, 2025, among the Company, its directors and officers, and the Sponsor (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Company on April 3, 2025).
10.2	Investment Management Trust Agreement, dated March 31, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Company on April 3, 2025).
10.3	Registration Rights Agreement, dated March 31, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Company on April 3, 2025).
10.4	Private Placement Units Purchase Agreement, dated March 31, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Company on April 3, 2025).
10.5	Administrative Services Agreement, dated March 31, 2025, by and between the Company, the Sponsor and an affiliate of the Sponsor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Company on April 3, 2025).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Company on April 3, 2025).
10.7	Promissory Note issued to Siddhi Sponsor LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Company on March 25, 2025).
10.8	Amendment to Promissory Note issued to Siddhi Sponsor LLC dated February 21, 2025 (incorporated by reference to Exhibit 10.7 filed with the Form S-1/A filed by the Company on March 25, 2025).
10.9	Amended and Restated Securities Subscription Agreement between Siddhi Sponsor LLC and the Company (incorporated by reference to Exhibit 10.9 filed with the Form S-1/A filed by the Company on March 25, 2025).
10.10	Second Amended and Restated Securities Subscription Agreement between Siddhi Sponsor LLC and the Company (incorporated by reference to Exhibit 10.10 filed with the Form S-1/A filed by the Company on March 25, 2025).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Company on March 25, 2025).
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 filed with the Form S-1/A filed by the Company on March 25, 2025).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 filed with the Form S-1/A filed by the Company on March 25, 2025).
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIDDHI ACQUISITION CORP
Dated: March 16, 2026

	By:	/s/ Sam Potter
	Name:	Sam Potter
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam Potter	Chief Executive Officer and Director	March 16, 2026
Sam Potter	(Principal Executive Officer)

/s/ Mike Rollins	Chief Financial Officer	March 16, 2026
Mike Rollins	(Principal Accounting and Financial Officer)

/s/ Brian D. Finn	Chairman of the Board	March 16, 2026
Brian D. Finn

/s/ Alan H. Howard	Director	March 16, 2026
Alan H. Howard

/s/ Jessica Hoffman Brennan	Director	March 16, 2026
Jessica Hoffman Brennan

/s/ Matthew Shigenobu Muta	Director	March 16, 2026
Matthew Shigenobu Muta

SIDDHI ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025, and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the Period from July 5, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the Period from July 5, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the Period from July 5, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Siddhi Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Siddhi Acquisition Corp (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from July 5, 2024 (inception) through December 31, 2024, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from July 5, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 2, 2027, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 16, 2026

PCAOB ID Number 100

SIDDHI ACQUISITION CORP

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$664,894	$578
Prepaid expenses	78,399	—
Total current assets	743,293	578
Long-term prepaid insurance	18,750	—
Investments held in Trust Account	285,981,442	—
Deferred offering costs	—	342,805
TOTAL ASSETS	$286,743,485	$343,383

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$43,674	$5,000
Accrued offering costs	80,000	218,300
Promissory note - related party	—	160,000
Total current liabilities	123,674	383,300
Advisory fee payable	8,280,000	–
Deferred underwriting fee payable	8,280,000	–
TOTAL LIABILITIES	16,683,674	383,300

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 27,600,000 and no shares at a redemption value of $10.36 and $0 per share as of December 31, 2025 and 2024, respectively	285,981,441	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 338,000 and 0 shares issued and outstanding, excluding 27,600,000 and 0 shares subject to possible redemption as of December 31, 2025 and 2024, respectively	34	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding(1)(2) as of December 31, 2025 and 2024 (1), (2)	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(15,922,354)	(64,917)
TOTAL SHAREHOLDERS’ DEFICIT	(15,921,630)	(39,917)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$286,743,485	$343,383

(1)	As of December 31, 2024, included up to 900,000 of the founder shares that might have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment was to be exercised (Note 5). On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which included the full exercise of the underwriter’s over-allotment option. As a result the 900,000 founder shares are no longer subject to forfeiture.

(2)	On October 7, 2024, the Company, through a share recapitalization, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

SIDDHI ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from July 5, 2024 (Inception) Through December 31,
	2025	2024
General and formation costs
Advisory fees	$8,280,000	$—
General and administrative costs	544,829	64,917
Total operating costs	8,824,829	64,917
Loss from operations	(8,824,829)	(64,917)

Other income:
Interest earned on investments held in Trust Account	8,601,442	—

Net loss	$(223,387)	$(64,917)

Weighted average shares outstanding, Class A ordinary shares	20,953,500	—

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$—

Weighted average shares outstanding, Class B ordinary shares(1)	6,675,000	5,000,000

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.01)

(1)	For the year ended December 31, 2025, and for the period from July 5, 2024 (Inception) through December 31, 2024, excluded up to 900,000 of the founder shares that might have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment was to be exercised (Note 5). On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which included the full exercise of the underwriter’s over-allotment option. As a result, the 900,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SIDDHI ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JULY 5, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares (1),(2)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 5, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(64,917)	(64,917)

Balance – December 31, 2024	—	—	6,900,000	690	24,310	(64,917)	(39,917)

Sale of 338,000 Private Placement Units	338,000	34	—	—	3,379,966	—	3,380,000

Fair value of rights included in Public units	—	—	—	—	4,084,800	—	4,084,800

Allocated value of transaction costs to Class A shares	—	—	—	—	(140,322)	—	(140,322)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,348,754)	(15,634,050)	(22,982,804)

Net loss	—	—	—	—	—	(223,387)	(223,387)

Balance – December 31, 2025	338,000	$34	6,900,000	$690	$—	$(15,922,354)	$(15,921,630)

(1)	As of December 31, 2024, included up to 900,000 of the founder shares that might have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment was to be exercised (Note 5). On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which included the full exercise of the underwriter’s over-allotment option. As a result the 900,000 founder shares are no longer subject to forfeiture.

(2)	On October 7, 2024, the Company, through a share recapitalization, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

SIDDHI ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from July 5, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(223,387)	$(64,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(8,601,442)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(78,399)	—
Long-term prepaid insurance	(18,750)	—
Accrued expenses	38,673	5,000
Advisory fee payable	8,280,000	—
Net cash used in operating activities	(603,305)	(59,917)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(277,380,000)	—
Net cash used in investing activities	(277,380,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	275,750,000	—
Proceeds from sale of Private Placement Units	3,380,000	—
Proceeds from promissory note - related party	45,000	160,000
Repayment of promissory note - related party	(205,000)	—
Payment of offering costs	(322,379)	(124,505)
Net cash provided by financing activities	278,647,621	60,495

Net Change in Cash	664,316	578
Cash – Beginning of period	578	—
Cash – End of period	$664,894	$578

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$80,000	$218,300
Deferred underwriting fee payable	$8,280,000	$—

The accompanying notes are an integral part of these financial statements.

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

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

All activity for the period from July 5, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which occurred on April 2, 2025 (see below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), as well as proceeds of the Initial Public Offering and private placement on April 2, 2025. As of December 31, 2025, the Company had cash of $664,894 and a working capital of $619,620.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). There is no certainty that the Company would be successful in securing adequate financing for pursuing its goals.

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

In addition, if the Company is unable to complete a Business Combination by January 2, 2027, unless extended for further 6 months, then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” Management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 2, 2027.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $664,894 and $578 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Investments Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $285,981,442, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are recorded as interest earned on investments held in the Trust Account in the Company’s statement of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Share Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. There were no shares subject to possible redemption as of December 31, 2024. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Rights	(4,084,800)
Class A ordinary shares issuance cost	(8,916,563)
Plus:
Accretion of carrying value to redemption value	22,982,804
Class A ordinary Shares subject to possible redemption, December 31, 2025	$285,981,441

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

The calculation of diluted (loss) income per share of Common Stock does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

			For the Period from
			July 5, 2024
	Year Ended		(Inception) through
	December 31, 2025		December 31, 2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(169,417)	$(53,970)	$—	$(64,917)
Denominator:
Denominator:	20,953,500	6,675,000	—	5,000,000
Basic and diluted weighted average ordinary shares outstanding
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$—	$(0.01)

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective accounting standards that if currently adopted would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2024, the Sponsor entered into a certain subscription agreement with the Company, paying $25,000, or approximately $0.004 per share, in exchange for the issuance of 5,750,000 founder shares to the Sponsor. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, by way of entering into an amended and restated subscription agreement, the Sponsor surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor purchased and held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, the Sponsor issued an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per share data has been retrospectively presented. Up to 900,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment is exercised. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 900,000 founder shares are no longer subject to forfeiture.

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

On March 27, 2025, the Sponsor granted membership interests equivalent to an aggregate of 145,000 founder shares to members of the Company in exchange for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 145,000 founder shares represented by such membership interests assigned to the holders of such interests on March 27, 2025 was $214,135 or $1.477 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000, as amended, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the date on which the Company consummated the Initial Public Offering, out of the $750,000 of offering proceeds that has been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the offering and the sale of the Private Placement Units not held in the Trust Account. All amounts that the Company had borrowed under the promissory note have been repaid at the date of Initial Public Offering and are no longer outstanding. Any additional borrowings under the note are no longer available.

Administrative Support Fee

The Company entered into an agreement, commencing on March 31, 2025, to pay a monthly technology, software, computer, systems, administrative support, secretarial services and infrastructure fee of $15,000 to Siddhi Capital Holdings, until the earlier of an initial Business Combination or liquidation of the Company. For the year ended December 31, 2025, the Company incurred $135,000 in fees for these services, of which $15,000 is included in accrued expenses in the accompanying balance sheets. For the period from July 5, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Consultant Services Agreement

A consulting firm affiliated with the Company’s Chief Financial Officer provides accounting services to the Company. The consultant shall be paid a monthly fee of $3,500, commencing on April 2, 2025 and a success fee should the Company complete an initial Business Combination of 40,000 shares. If the Company does not complete an initial Business Combination, the success fee will not be due and payable. The Company incurred $30,500 for these services for the year ended December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Underwriter’s Agreement

The underwriter had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,600,000 units to cover over-allotments, if any. On April 2, 2025, the underwriter fully exercised its over-allotment option.

The underwriter was entitled to a cash underwriting fee of $250,000 which was paid to Santander US Capital Markets LLC (“Santander”) upon the closing of the Initial Public Offering.

Additionally, the underwriter is entitled to a deferred underwriting discount of $0.30 per Unit, or $8,280,000. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Advisory Fee

In addition, Santander will be entitled to an advisory fee of 3% of gross proceeds (or $8,280,000), upon and subject to the closing of the initial Business Combination. The term of the agreement deems the fee earned and recordable as of December 31, 2025, and has been recorded as advisory fee on the accompanying balance sheet.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were 338,000 and 0 shares of Class A ordinary shares issued and outstanding, excluding 27,600,000 and 0 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 15, 2024, the Company entered into a subscription agreement with the Sponsor, issuing 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, by way of entering into an amended and restated subscription agreement, the Sponsor surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, the Sponsor issued an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per share data has been retrospectively presented. The founder shares include an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. As a result of the full exercise of the over-allotment option by the underwriter, the 900,000 founder shares are no longer subject to forfeiture. There were 6,900,000 Class B Ordinary Shares issued and outstanding as of December 31, 2025 and 2024.

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

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the appointment and removal of directors. Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

NOTE 8— FAIR VALUE MEASUREMENTS

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

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$285,981,442	$—

The fair value of the Public Rights issued in the Initial Public Offering is $4,084,800 or $0.148 per share right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights as of the date of their issuance:

April 2, 2025
Trade price of Unit	$10.03
Implied Class A ordinary share price	$9.88
Market adjustment(1)	15.0%
Fair value per share right	$0.148

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded rights prices to simulated model outputs.

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

SIDDHI ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	For the Year Ended December 31, 2025	For period from July 5, 2024 (Inception) Through December 31, 2024
Cash	$664,894	$578
Investments held in Trust Account	$285,981,442	$—

	For the Year Ended December 31, 2025	For period from July 5, 2024 (Inception) Through December 31, 2024
Advisory and general and administrative costs	$8,824,829	$64,917
Interest earned on investments held in Trust Account	$8,601,442	$—

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the extension period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net profit (loss) are reported on the statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.