Form 10-Q
period 2026-03-31
Siddhi Acquisition Corp (Cayman Islands)
filed 2026-05-08
CIK 2034037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42578

SIDDHI ACQUISITION CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 Water Street, Suite 901

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

As of May 8, 2026, there were 27,938,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SIDDHI ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SIDDHI ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$456,983	$664,894
Prepaid expenses	138,750	78,399
Total current assets	595,733	743,293
Long-term prepaid insurance	―	18,750
Investments held in Trust Account	288,439,296	285,981,442
TOTAL ASSETS	$289,035,029	$286,743,485

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$95,750	$43,673
Accrued offering costs	80,000	80,000
Total current liabilities	175,750	123,673
Advisory fee payable	8,280,000	8,280,000
Deferred underwriting fee payable	8,280,000	8,280,000
TOTAL LIABILITIES	16,735,750	16,683,673

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 27,600,000 and no shares at a redemption value of $10.45 and $10.36 per share as of March 31, 2026 and December 31, 2025, respectively	288,439,295	285,981,442

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 338,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	34	34
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	690	690
Additional paid-in capital	—	—
Accumulated deficit	(16,140,740)	(15,922,354)
TOTAL SHAREHOLDERS’ DEFICIT	(16,140,016)	(15,921,630)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$289,035,029	$286,743,485

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$218,386	$43,850
Loss from operations	(218,386)	(43,850)

Other income:
Interest earned on investments held in Trust Account	2,457,854	—

Net income (loss)	$2,239,468	$(43,850)

Weighted average shares outstanding, Class A redeemable ordinary shares	27,600,000	—

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.06	$—

Weighted average shares outstanding, Class A and B non-redeemable ordinary shares(1)	7,238,000	6,000,000

Basic and diluted net income (loss) per ordinary share, Class A and B non-redeemable ordinary shares	$0.06	$(0.01)

(1)	For the three months ended March 31, 2025, excluded up to 900,000 of the founder shares that might have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment was to be exercised (Note 5). On April 2, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which included the full exercise of the underwriter’s over-allotment option. As a result, the 900,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital		Deficit	Deficit
Balance – January 1, 2026	338,000	$34	6,900,000	$690	$	―	$(15,922,354)	$(15,921,630)

Accretion for Class A ordinary shares to redemption amount							(2,457,854)	(2,457,854)

Net income	—	—	—	—		—	2,239,468	2,239,468

Balance – March 31, 2026 (unaudited)	338,000	$34	6,900,000	$690	$	―	$(16,140,740)	$(16,140,016)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,900,000	$690	$24,310	$(64,917)	$(39,917)

Net loss	—	—	—	—	—	(43,850)	(43,850)

Balance – March 31, 2025 (unaudited)	—	$—	6,900,000	$690	$24,310	$(108,767)	$(83,767)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026		2025
Cash Flows from Operating Activities:
Net income (loss)		$2,239,468		$(43,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account		(2,457,854)		—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(41,601)		—
Accrued expenses		52,076		43,850
Net cash used in operating activities		(207,911)		―

Net Change in Cash		(207,911)		―
Cash – Beginning of period		664,894		―
Cash – End of period		$456,983	$	―

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$	―		$43,683

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

All activity for the period from July 5, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which occurred on April 2, 2025 (see below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), as well as proceeds of the Initial Public Offering and private placement on April 2, 2025. As of March 31, 2026, the Company had cash of $456,983 and a working capital of $419,984.

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

In addition, if the Company is unable to complete a Business Combination by January 2, 2027, unless extended for further three months, then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” Management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 2, 2027.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $456,983 and $664,894 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $288,439,296 and $285,981,442, respectively, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are recorded as interest earned on investments held in the Trust Account in the Company’s statements of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Rights	(4,084,800)
Class A ordinary shares issuance cost	(8,916,563)
Plus:
Accretion of carrying value to redemption value	22,982,804
Class A ordinary Shares subject to possible redemption, December 31, 2025	$285,981,441
Plus:
Accretion of carrying value to redemption value	2,457,854
Class A ordinary Shares subject to possible redemption, March 31, 2026	$288,439,295

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

The calculation of diluted income (loss) per share of Common Stock does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31,
	2026		2025
	Class A	Class A and B	Class A		Class A and B
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares		Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,774,192	$465,276	$	―	$(43,850)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	7,238,000		―	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$	―	$(0.01)

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective accounting standards that if currently adopted would have a material effect on the Company’s condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On March 27, 2025, the Sponsor granted membership interests equivalent to an aggregate of 145,000 founder shares to members of the Company in exchange for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 145,000 founder shares represented by such membership interests assigned to the holders of such interests on March 27, 2025 was $214,135 or $1.477 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Administrative Support Fee

The Company entered into an agreement, commencing on March 31, 2025, to pay a monthly technology, software, computer, systems, administrative support, secretarial services and infrastructure fee of $15,000 to Siddhi Capital Holdings, until the earlier of an initial Business Combination or liquidation of the Company. For the three months ended March 31, 2026, the Company incurred $45,000 in fees for these services, of which $15,000 is included in accrued expenses in the accompanying balance sheet. An amount of $15,000 related to these services was included in the accrued expenses in the accompanying balance sheet as of December 31, 2025. For the three months ended March 31, 2025, the Company did not incur any fees for these services.

Consultant Services Agreement

A consulting firm affiliated with the Company’s Chief Financial Officer provides accounting services to the Company. The consultant shall be paid a monthly fee of $3,500, commencing on April 2, 2025 and a success fee should the Company complete an initial Business Combination of 40,000 shares. If the Company does not complete an initial Business Combination, the success fee will not be due and payable. The Company incurred $10,500 for these services for the three months ended March 31, 2026, of which $3,500 of which is included in accrued expenses in the accompanying balance sheet

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Middle East conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. There were 338,000 shares of Class A ordinary shares issued and outstanding at March 31, 2026 and December 31, 2025, excluding 27,600,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 15, 2024, the Company entered into a subscription agreement with the Sponsor, issuing 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, by way of entering into an amended and restated subscription agreement, the Sponsor surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, the Sponsor issued an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per share data has been retrospectively presented. The founder shares include an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. As a result of the full exercise of the over-allotment option by the underwriter, the 900,000 founder shares are no longer subject to forfeiture. There were 6,900,000 Class B Ordinary Shares issued and outstanding as of March 31, 2026 and December 31, 2025.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$288,439,296	$285,981,442

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

The fair value of the 145,000 founder shares transferred to member of the Company on March 27, 2025 (as described in Note 5) was $214,135 or $1.477 per share. The value of such shares was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the founder shares as of the date of their transfer:

March 27, 2025
Risk free rate	4.28%
Implied Class A ordinary share price	$9.85
Market adjustment(1)	15.0%
Fair value per founder share	$1.477

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded rights prices to simulated model outputs.

The value of founder shares is not remeasured subsequent to the date of initial recognition.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

	March 31, 2026	December 31, 2025
Cash	$456,983	$664,894
Investments held in Trust Account	$288,439,296	$285,981,442

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$218,386	$43,850
Interest earned on investments held in Trust Account	$2,457,854	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 5, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $2,239,468, which consisted of interest earned on investments held in Trust Account of $2,457,854, offset by general and administrative costs of $218,386.

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

For the three months ended March 31, 2026, net cash used in operating activities was $207,911. Net income of $2,239,468 was impacted by the interest earned on marketable securities held in Trust Account of $2,457,854. Changes in operating assets and liabilities provided $10,475 of cash from operating activities.

For the three months ended March 31, 2025, no cash was provided by operating activities. Net loss of $43,850 was affected by changes in operating assets and liabilities providing $43,850 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $288,439,296 (including approximately $2,457,854 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $456,983 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In addition, if the Company is unable to complete a Business Combination by January 2, 2027, unless extended for further three months, then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” Management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 2, 2027.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

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

SIDDHI ACQUISITION CORP

Date: May 8, 2026	By:	/s/ Sam Potter
	Name:	Sam Potter
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)