Form 10-Q
period 2026-06-30
Siddhi Acquisition Corp (Cayman Islands)
filed 2026-08-06
CIK 2034037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 6, 2026, there were 27,938,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SIDDHI ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SIDDHI ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$168,230	$664,894
Prepaid expenses	98,750	78,399
Total current assets	266,980	743,293
Long-term prepaid insurance	―	18,750
Investments held in Trust Account	291,120,263	285,981,442
TOTAL ASSETS	$291,387,243	$286,743,485

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$28,264	$43,673
Accrued offering costs	―	80,000
Total current liabilities	28,264	123,673
Advisory fee payable	8,280,000	8,280,000
Deferred underwriting fee payable	8,280,000	8,280,000
TOTAL LIABILITIES	16,588,264	16,683,673

COMMITMENTS AND CONTINGENCIES (Note 6)

COMMON STOCK SUBJECT TO REDEMPTION (Note 2)

Class A ordinary shares subject to possible redemption, 27,600,000 shares outstanding at a redemption value of $10.55 and $10.36 per share as of June 30, 2026 and December 31, 2025, respectively	291,120,263	285,981,442

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 338,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025	34	34
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	690	690
Additional paid-in capital	—	—
Accumulated deficit	(16,322,008)	(15,922,354)
TOTAL SHAREHOLDERS’ DEFICIT	(16,321,284)	(15,921,630)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$291,387,243	$286,743,485

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Advisory fees	$—	$8,280,000	$—	$8,280,000
General and administrative costs	181,268	193,343	399,654	237,193
Loss from operations	(181,268)	(8,473,343)	(399,654)	(8,517,193)

Other income:
Interest earned on investments held in Trust Account	2,680,967	2,867,491	5,138,821	2,867,491

Net income (loss)	$2,499,699	$(5,605,852)	$4,739,167	$(5,649,702)

Weighted average shares outstanding, Class A redeemable ordinary shares	27,600,000	27,306,374	27,600,000	13,813,789

Basic and diluted net income (loss) per ordinary share, Class A redeemable ordinary shares	$0.07	$(0.16)	$0.14	$(0.27)

Weighted average shares outstanding, Class A and B non-redeemable ordinary shares	7,238,000	6,900,000	7,238,000	6,900,000

Basic and diluted net income (loss) per ordinary share, Class A and B non-redeemable ordinary shares	$0.07	$(0.16)	$0.14	$(0.27)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital		Deficit	Deficit
Balance – January 1, 2026	338,000	$34	6,900,000	$690	$	―	$(15,922,354)	$(15,921,630)

Accretion for Class A ordinary shares to redemption amount							(2,457,854)	(2,457,854)

Net income	—	—	—	—		—	2,239,468	2,239,468

Balance – March 31, 2026 (unaudited)	338,000	34	6,900,000	690		―	(16,140,740)	(16,140,016)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—		—	(2,680,967)	(2,680,967)

Net income	—	—	—	—		—	2,499,699	2,499,699

Balance – June 30, 2026 (unaudited)	338,000	$34	6,900,000	$690	$	―	$(16,322,008)	$(16,321,284)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,900,000	$690	$24,310	$(64,917)	$(39,917)

Net loss	—	—	—	—	—	(43,850)	(43,850)

Balance – March 31, 2025 (unaudited)	—	—	6,900,000	690	24,310	(108,767)	(83,767)

Sale of 338,000 Private Placement Units	338,000	34	—	—	3,379,966	—	3,380,000

Fair value of rights included in Public Units	—	—	—	—	4,084,800	—	4,084,800

Allocated value of transaction costs to Class A shares	—	—	—	—	(140,322)	—	(140,322)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,348,754)	(9,900,099)	(17,248,853)

Net loss	—	—	—	—	—	(5,605,852)	(5,605,852)

Balance – June 30, 2025 (unaudited)	338,000	$34	6,900,000	$690	$—	$(15,614,718)	$(15,613,994)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026		2025
Cash Flows from Operating Activities:
Net income (loss)		$4,739,167	$(5,649,702)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account		(5,138,821)	(2,867,491)
Nasdaq entry-fee over-accrual reversal		(5,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(1,601)	(121,324)
Long-term prepaid insurance		—	(56,250)
Accrued expenses		(15,409)	30,891
Advisory fee payable		—	8,280,000
Net cash used in operating activities		(421,664)	(383,876)

Cash Flows from Investing Activities:
Investment of cash into Trust Account		—	(277,380,000)
Net cash used in investing activities		—	(277,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid		—	275,750,000
Proceeds from sale of Private Placement Units		—	3,380,000
Proceeds from promissory note - related party		—	45,000
Repayment of promissory note - related party		—	(205,000)
Payment of offering costs		(75,000)	(322,379)
Net cash (used in) provided by financing activities		(75,000)	278,647,621

Net Change in Cash		(496,664)	883,745
Cash – Beginning of period		664,894	578
Cash – End of period		$168,230	$884,323

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$	―	$(138,300)
Deferred underwriting fee payable	$	―	$8,280,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

All activity for the period from July 5, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which occurred on April 2, 2025 (see below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 338,000 private placement units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $3,380,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one right entitling the holder thereof to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”).

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), as well as proceeds of the Initial Public Offering and private placement on April 2, 2025. As of June 30, 2026, the Company had cash of $168,230 and working capital of $238,716.

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 2, 2027.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $168,230 and $664,894 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $291,120,263 and $285,981,442, respectively, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are recorded as interest earned on investments held in the Trust Account in the Company’s condensed statements of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2026

(Unaudited)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Rights	(4,084,800)
Class A ordinary shares issuance cost	(8,916,563)
Plus:
Accretion of carrying value to redemption value	22,982,805
Class A ordinary shares subject to possible redemption, December 31, 2025	$285,981,442
Plus:
Accretion of carrying value to redemption value	2,457,854
Class A ordinary shares subject to possible redemption, March 31, 2026	$288,439,296
Plus:
Accretion of carrying value to redemption value	2,680,967
Class A ordinary shares subject to possible redemption, June 30, 2026	$291,120,263

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

The calculation of diluted income (loss) per share of ordinary shares does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive in periods where there is a net loss. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class A and B	Class A	Class A and B	Class A	Class A and B	Class A	Class A and B
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,980,357	$519,342	$(4,475,058)	$(1,130,794)	$3,754,550	$984,617	$(3,767,722)	$(1,881,980)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	7,238,000	27,306,374	6,900,000	27,600,000	7,238,000	13,813,789	6,900,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.16)	$(0.16)	$0.14	$0.14	$(0.27)	$(0.27)

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

On March 27, 2025, the Sponsor granted membership interests equivalent to an aggregate of 145,000 founder shares to members of the Company in exchange for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 145,000 founder shares represented by such membership interests assigned to the holders of such interests on March 27, 2025 was $214,135 or $1.477 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Administrative Support Fee

The Company entered into an agreement, commencing on March 31, 2025, to pay a monthly technology, software, computer, systems, administrative support, secretarial services and infrastructure fee of $15,000 to Siddhi Capital Holdings, until the earlier of an initial Business Combination or liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively. For the three and six months ended June 30, 2025, the Company incurred $45,000 in fees for these services, of which $15,000 is included in accrued expenses in the accompanying condensed balance sheet. An amount of $15,000 related to these services was included in the accrued expenses in the accompanying condensed balance sheet as of December 31, 2025.

Consultant Services Agreement

A consulting firm affiliated with the Company’s Chief Financial Officer provides accounting services to the Company. The consultant shall be paid a monthly fee of $3,500, commencing on April 2, 2025 and a success fee should the Company complete an initial Business Combination of 40,000 shares. If the Company does not complete an initial Business Combination, the success fee will not be due and payable. The Company incurred $10,500 and $21,000 for these services for the three and six months ended June 30, 2026, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Advisory Fee

In addition, Santander will be entitled to an advisory fee of 3% of gross proceeds (or $8,280,000), upon and subject to the closing of the initial Business Combination. The term of the agreement deems the fee earned and recordable as of December 31, 2025, and has been recorded as advisory fee on the accompanying condensed balance sheet.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. There were 338,000 shares of Class A ordinary shares issued and outstanding at June 30, 2026 and December 31, 2025, excluding 27,600,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 15, 2024, the Company entered into a subscription agreement with the Sponsor, issuing 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, by way of entering into an amended and restated subscription agreement, the Sponsor surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, the Sponsor issued an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. The founder shares include an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. As a result of the full exercise of the over-allotment option by the underwriter, the 900,000 founder shares are no longer subject to forfeiture. There were 6,900,000 Class B ordinary shares issued and outstanding as of June 30, 2026 and December 31, 2025.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a Public Right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to pre-initial Business Combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted basis into Class A ordinary shares basis.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$291,120,263	$285,981,442

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

March 27, 2025
Risk-free rate	4.28%
Implied Class A ordinary share price	$9.85
Market adjustment(1)	15.0%
Fair value per founder share	$1.477

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded rights prices to simulated model outputs.

The value of founder shares is not remeasured subsequent to the date of initial recognition.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$168,230	$664,894
Investments held in Trust Account	$291,120,263	$285,981,442

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$181,268	$193,343	$399,654	$237,193
Interest earned on investments held in Trust Account	$2,680,967	$2,867,491	$5,138,821	$2,867,491

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the extension period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 5, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,499,699, which consisted of interest earned on investments held in Trust Account of $2,680,967, partially offset by general and administrative costs of $181,268.

For the three months ended June 30, 2025, we had a net loss of $5,605,852, which consisted of advisory, general and administrative costs of $8,473,343, offset by interest earned on investments held in Trust Account of $2,867,491.

For the six months ended June 30, 2026, we had a net income of $4,739,167, which consisted of interest earned on investments held in Trust Account of $5,138,821, partially offset by general and administrative costs of $399,654.

For the six months ended June 30, 2025, we had a net loss of $5,649,702, which consisted of advisory, general and administrative costs of $8,517,193, offset by interest earned on investments held in Trust Account of $2,867,491.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $277,380,000 was placed in the Trust Account. We incurred $9,056,885 of offering costs, consisting of $250,000 of cash underwriting fee, $8,280,000 of deferred underwriting fee, and $526,885 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $421,664. Net income of $4,739,167 was impacted by the interest earned on marketable securities held in Trust Account of $5,138,821 and Nasdaq entry fee over accrual of $5,000. Changes in operating assets and liabilities used $17,010 of cash from operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $383,876. Net loss of $5,649,702 was affected by interest earned on investments held in the Trust Account of $2,867,491. Changes in operating assets and liabilities provided $8,133,317 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $291,120,263 (including approximately $13,740,263 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $168,230 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

SIDDHI ACQUISITION CORP

Date: August 6, 2026	By:	/s/ Sam Potter
	Name:	Sam Potter
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)