Form 10-Q
period 2026-09-30
Siddhi Acquisition Corp (Cayman Islands)
filed 2026-11-06
CIK 2034037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(347) 316-8312

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	SDHI	The Nasdaq Stock Market LLC
Rights, one right to receive one-tenth (1/10th) of one Class A ordinary share	SDHIR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one right to receive one-tenth (1/10th) of one Class A ordinary share	SDHIU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2026, there were 27,938,000 Class A ordinary shares, $0.0001 par value, and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SIDDHI ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SIDDHI ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$27,674	$664,894
Prepaid expenses	66,250	78,399
Total current assets	93,924	743,293
Long-term prepaid insurance	―	18,750
Investments held in Trust Account	293,856,962	285,981,442
TOTAL ASSETS	$293,950,886	$286,743,485

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$309,844	$43,673
Accrued offering costs	―	80,000
Total current liabilities	309,844	123,673
Advisory fee payable	8,280,000	8,280,000
Deferred underwriting fee payable	8,280,000	8,280,000
TOTAL LIABILITIES	16,869,844	16,683,673

COMMITMENTS AND CONTINGENCIES (Note 6)

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION (Note 2)

Class A ordinary shares subject to possible redemption, 27,600,000 shares outstanding at a redemption value of $10.65 and $10.36 per share as of September 30, 2026 and December 31, 2025, respectively	293,856,962	285,981,442

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 338,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025	34	34
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	690	690
Additional paid-in capital	—	—
Accumulated deficit	(16,776,644)	(15,922,354)
TOTAL SHAREHOLDERS’ DEFICIT	(16,775,920)	(15,921,630)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$293,950,886	$286,743,485

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Advisory fees	$—	$—	$—	$8,280,000
General and administrative costs	454,636	154,297	854,290	391,490
Loss from operations	(454,636)	(154,297)	(854,290)	(8,671,490)

Other income:
Interest earned on investments held in Trust Account	2,736,699	2,996,664	7,875,520	5,864,155

Net income (loss)	$2,282,063	$2,842,367	$7,021,230	$(2,807,335)

Weighted average shares outstanding, Class A redeemable ordinary shares	27,600,000	27,600,000	27,600,000	18,366,176

Basic and diluted net income (loss) per ordinary share, Class A redeemable ordinary shares	$0.07	$0.08	$0.20	$(0.11)

Weighted average shares outstanding, Class A and B non-redeemable ordinary shares	7,238,000	7,238,000	7,238,000	6,823,816

Basic and diluted net income (loss) per ordinary share, Class A and B non-redeemable ordinary shares	$0.07	$0.08	$0.20	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital		Deficit	Deficit
Balance – January 1, 2026	338,000	$34	6,900,000	$690	$	―	$(15,922,354)	$(15,921,630)

Accretion for Class A ordinary shares to redemption amount							(2,457,854)	(2,457,854)

Net income	—	—	—	—		—	2,239,468	2,239,468

Balance – March 31, 2026 (unaudited)	338,000	34	6,900,000	690		―	(16,140,740)	(16,140,016)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—		—	(2,680,967)	(2,680,967)

Net income	—	—	—	—		—	2,499,699	2,499,699

Balance – June 30, 2026 (unaudited)	338,000	34	6,900,000	690		―	(16,322,008)	(16,321,284)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—		—	(2,736,699)	(2,736,699)

Net income	—	—	—	—		—	2,282,063	2,282,063

Balance – September 30, 2026 (unaudited)	338,000	$34	6,900,000	$690	$	―	$(16,776,644)	$(16,775,920)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	6,900,000	$690	$24,310	$(64,917)	$(39,917)

Net loss	—	—	—	—	—	(43,850)	(43,850)

Balance – March 31, 2025 (unaudited)	—	—	6,900,000	690	24,310	(108,767)	(83,767)

Sale of 338,000 Private Placement Units	338,000	34	—	—	3,379,966	—	3,380,000

Fair value of rights included in Public units	—	—	—	—	4,084,800	—	4,084,800

Allocated value of transaction costs to Class A shares	—	—	—	—	(140,322)	—	(140,322)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,348,754)	(9,900,099)	(17,248,853)

Net loss	—	—	—	—	—	(5,605,852)	(5,605,852)

Balance – June 30, 2025 (unaudited)	338,000	34	6,900,000	690	—	(15,614,718)	(15,613,994)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,996,664)	(2,996,664)

Net income	—	—	—	—	—	2,842,367	2,842,367

Balance – September 30, 2025 (unaudited)	338,000	$34	6,900,000	$690	$—	$(15,769,015)	$(15,768,291)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026		2025
Cash Flows from Operating Activities:
Net income (loss)		$7,021,230	$(2,807,335)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account		(7,875,520)	(5,864,155)

Changes in operating assets and liabilities:
Prepaid expenses		12,149	(94,526)
Long-term prepaid insurance		18,750	(37,500)
Accrued offering costs		(5,000)	—
Accounts payable and accrued expenses		266,171	14,446
Advisory fee payable		—	8,280,000
Net cash used in operating activities		(562,220)	(509,070)

Cash Flows from Investing Activities:
Investment of cash into Trust Account		—	(277,380,000)
Net cash used in investing activities		—	(277,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid		—	275,750,000
Proceeds from sale of Private Placement Units		—	3,380,000
Proceeds from promissory note - related party		—	45,000
Repayment of promissory note - related party		—	(205,000)
Payment of offering costs		(75,000)	(322,379)
Net cash (used in) provided by financing activities		(75,000)	278,647,621

Net Change in Cash		(637,220)	758,551
Cash – Beginning of period		664,894	578
Cash – End of period		$27,674	$759,129

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$	―	$80,000
Deferred underwriting fee payable	$	―	$8,280,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Siddhi Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 5, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

All activity for the period from July 5, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which occurred on April 2, 2025 (see below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on April 2, 2025, an amount of $277,380,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in the trust account (the “Trust Account”) and initially will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering (or 24 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial Business Combination within 21 months from the closing of the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable and permitted withdrawals), divided by the number of then outstanding public shares, subject to limitations.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2026 and through the date of this report had been satisfied through proceeds of the Initial Public Offering and private placement on April 2, 2025, as well as a loan under an unsecured promissory note from the Sponsor of up to $500,000 issued by the Company on October 20, 2026 (see Note 10). As of September 30, 2026, the Company had cash of $27,674 and a working capital deficit of $215,920.

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

In addition, if the Company is unable to complete a Business Combination by January 2, 2027, or April 2, 2027 if the Company has executed a definitive agreement for an initial Business Combination by January 2, 2027, then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $27,674 and $664,894 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $293,856,962 and $285,981,442, respectively, were held in U.S. Treasury bills. The Company accounts for its investments held in the Trust Account as trading securities under ASC 320, “Investments—Debt Securities,” where securities are presented at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are recorded as interest earned on investments held in the Trust Account in the Company’s condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit based on the equity classification of the underlying financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Rights	(4,084,800)
Class A ordinary shares issuance cost	(8,916,563)
Plus:
Accretion of carrying value to redemption value	22,982,805
Class A ordinary shares subject to possible redemption, December 31, 2025	285,981,442
Plus:
Accretion of carrying value to redemption value	2,457,854
Class A ordinary shares subject to possible redemption, March 31, 2026	288,439,296
Plus:
Accretion of carrying value to redemption value	2,680,967
Class A ordinary shares subject to possible redemption, June 30, 2026	291,120,263
Plus:
Accretion of carrying value to redemption value	2,736,699
Class A ordinary shares subject to possible redemption, September 30, 2026	$293,856,962

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Company has two classes of ordinary shares, which are referred to as Class A Redeemable Ordinary Shares and Class A and B Non-Redeemable Ordinary Shares. Income and losses are shared pro rata between the two classes of shares.

The calculation of diluted income (loss) per share of ordinary shares does not consider the effect of the rights issued in connection with the Initial Public Offering since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive in periods where there is a net loss. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class A and B	Class A	Class A and B	Class A	Class A and B	Class A	Class A and B
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,807,938	$474,125	$2,251,832	$590,535	$5,562,488	$1,458,742	$(2,046,845)	$(760,490)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	7,238,000	27,600,000	7,238,000	27,600,000	7,238,000	18,366,176	6,823,816
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$0.08	$0.08	$0.20	$0.20	$(0.11)	$(0.11)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company does not believe that adoption of the new standard will have a material impact on its financial statements.

Management does not believe that there are any other recently issued, but not effective accounting standards that if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on April 2, 2025, the Company sold 27,600,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at a purchase price of $10.00 per Unit. Each consists of one Class A ordinary share, and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 338,000 Private Placement Units, at a price of $10.00 per unit, or $3,380,000 in the aggregate in a private placement.

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares underlying these Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 15, 2024, the Sponsor entered into a certain subscription agreement with the Company, paying $25,000, or approximately $0.004 per share, in exchange for the issuance of 5,750,000 founder shares to the Sponsor. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor purchased and held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company effected a share recapitalization, by way of entering into an amended and restated subscription agreement. As a result of the share recapitalization, the Sponsor surrendered 1,437,500 Class B ordinary shares and, as a result of which the Sponsor purchased and held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. Up to 900,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment is exercised. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 900,000 founder shares are no longer subject to forfeiture.

On March 27, 2025, the Sponsor granted membership interests equivalent to an aggregate of 145,000 founder shares to members of the Company in exchange for their services through the Company’s initial Business Combination. The founder shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the founder shares to the holders of such interests is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 145,000 founder shares represented by such membership interests assigned to the holders of such interests on March 27, 2025 was $214,135 or $1.477 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Administrative Support Fee

The Company entered into an agreement, commencing on March 31, 2025, to pay a monthly technology, software, computer, systems, administrative support, secretarial services and infrastructure fee of $15,000 to Siddhi Capital Holdings, until the earlier of an initial Business Combination or liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively. For the three and nine months ended September 30, 2025, the Company incurred $45,000 and $90,000 in fees for these services, respectively. An amount of $15,000 related to these services was included in the accrued expenses in the accompanying condensed balance sheet as of December 31, 2025.

Consultant Services Agreement

A consulting firm affiliated with the Company’s Chief Financial Officer provides accounting services to the Company. The consultant shall be paid a monthly fee of $3,500, commencing on April 2, 2025 and a success fee should the Company complete an initial Business Combination of 40,000 shares. If the Company does not complete an initial Business Combination, the success fee will not be due and payable. The Company incurred $10,500 and $31,500 for these services for the three and nine months ended September 30, 2026, respectively. In addition, the consulting firm billed the Company $8,171 and $33,513 for the three and nine months ended September 30, 2026, respectively, for financial reporting services in connection with the Company’s periodic reports and other accounting services. As of September 30, 2026, $11,671 was owed to the consulting firm and is included in accounts payable and accrued expenses in the accompanying condensed balance sheet. For the three and nine months ended September 30, 2025, the Company incurred $10,500 and $21,000 in fees for these services, respectively. As of December 31, 2025, $3,500 was included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the conflicts described above and any subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Advisory Fee

In addition, Santander is entitled to an advisory fee of 3% of gross proceeds (or $8,280,000), upon closing of the initial Business Combination. The term of the agreement deems the fee earned and recordable as of the closing of the Initial Public Offering on April 2, 2025, and has been recorded as advisory fee payable on the accompanying condensed balance sheets.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. There were 338,000 shares of Class A ordinary shares issued and outstanding at September 30, 2026 and December 31, 2025, excluding 27,600,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 15, 2024, the Company entered into a subscription agreement with the Sponsor, issuing 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On October 7, 2024, the Company, through a share capitalization, by way of entering into an amended and restated subscription agreement, issued the Sponsor an additional 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 7,187,500 Class B ordinary shares. On February 10, 2025, the Company, through a share recapitalization, by way of entering into an amended and restated subscription agreement, the Sponsor surrendered 1,437,500 Class B ordinary shares, as a result of which the Sponsor has purchased and held an aggregate of 5,750,000 Class B ordinary shares. On March 31, 2025, the Company, through a share recapitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. The founder shares include an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. As a result of the full exercise of the over-allotment option by the underwriter, the 900,000 founder shares are no longer subject to forfeiture. There were 6,900,000 Class B ordinary shares issued and outstanding as of September 30, 2026 and December 31, 2025.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$293,856,962	$285,981,442

The fair value of the Public Rights issued in the Initial Public Offering is $4,084,800 or $0.148 per share right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights as of the date of their issuance:

April 2, 2025
Trade price of Unit	$10.03
Implied Class A ordinary share price	$9.88
Market adjustment(1)	15.0%
Fair value per right	$0.148

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of a Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded rights prices to simulated model outputs.

The fair value of the 145,000 founder shares transferred to members of the Company on March 27, 2025 (as described in Note 5) was $214,135 or $1.477 per share. The value of such shares was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the founder shares as of the date of their transfer:

March 27, 2025
Risk-free rate	4.28%
Implied Class A ordinary share price	$9.85
Market adjustment	15.0%
Fair value per founder share	$1.477

The value of founder shares is not remeasured subsequent to the date of initial recognition.

SIDDHI ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	September 30, 2026	December 31, 2025
Cash	$27,674	$664,894
Investments held in Trust Account	$293,856,962	$285,981,442

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$454,636	$154,297	$854,290	$391,490
Interest earned on investments held in Trust Account	$2,736,699	$2,996,664	$7,875,520	$5,864,155

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

On October 20, 2026, the Company issued a promissory note (the “Note”) in the amount of $500,000 to the Sponsor. The Note is not interest bearing and the principal is payable promptly after the date on which the Company consummates and completes a Business Combination. If the Company is unable to consummate a Business Combination the Note shall be forgiven and the Sponsor shall not be entitled to any payment hereunder. The principal balance of the Note may be prepaid at any time. As of the date of this report, $200,000 had been drawn and was outstanding under the terms of the Note, which will be included in the line item “Promissory Note Related Party” in the Company’s balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Siddhi Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Siddhi Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 5, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot provide assurance that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 5, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,282,063, which consisted of interest earned on investments held in Trust Account of $2,736,699, partially offset by general and administrative costs of $454,636.

For the three months ended September 30, 2025, we had net income of $2,842,367, which consisted of interest earned on investments held in Trust Account of $2,996,664, offset by general and administrative costs of $154,297.

For the nine months ended September 30, 2026, we had net income of $7,021,230, which consisted of interest earned on investments held in Trust Account of $7,875,520, partially offset by general and administrative costs of $854,290.

For the nine months ended September 30, 2025, we had net loss of $2,807,335, which consisted of advisory fees of $8,280,000 and general and administrative costs of $391,490, partially offset by interest earned on investments held in Trust Account of $5,864,155.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $277,380,000 was placed in the Trust Account. We incurred $9,056,885 of offering costs, consisting of $250,000 of cash underwriting fee, $8,280,000 of deferred underwriting fee, and $526,885 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $562,220. Net income of $7,021,230 was impacted by the interest earned on investments held in the Trust Account of $7,875,520 and Nasdaq entry fee over accrual of $5,000. Changes in operating assets and liabilities provided $297,070 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $509,070. Net loss of $2,807,335 was affected by interest earned on investments held in the Trust Account of $5,864,155. Changes in operating assets and liabilities provided $8,162,420 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $293,856,962 (including approximately $16,476,962 of interest income) consisting of U.S. Treasury bills. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $27,674 outside the Trust Account and a working capital deficit of $215,920. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In addition, if the Company is unable to complete a Business Combination by January 2, 2027, or April 2, 2027 if the Company has executed a definitive agreement for an initial Business Combination by January 2, 2027, then the Company will cease all operations except for the purpose of liquidating. The Company cannot be assured that its plans to consummate an initial Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” the Company’s management has determined that the potential liquidity shortfall and the mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be required to liquidate after January 2, 2027.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Except as described below, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than advisory fee payable, deferred underwriting fee payable and an agreement to pay a monthly technology, software, computer, systems, administrative support, secretarial services and infrastructure fee of $15,000 to Siddhi Capital Holdings, until the earlier of an initial Business Combination or liquidation of the Company. We began incurring these fees on March 31, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter was entitled to a cash underwriting fee of $250,000 which was paid to Santander US Capital Markets LLC (“Santander”) upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred underwriting discount of $8,280,000, and Santander is entitled to an advisory fee of $8,280,000, each of which will become payable solely in the event the Company completes its initial Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company does not believe that adoption of the new standard will have a material impact on its financial statements.

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2025, we consummated the Initial Public Offering of 27,600,000 units at $10.00 per Unit, which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial business combination. Santander acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-285648). The Securities and Exchange Commission declared the registration statement effective on March 31, 2025.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 338,000 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $3,380,000. Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares underlying these Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

The Private Placement Rights are identical to the rights underlying the Units sold in the Initial Public Offering, except that the Private Placement Rights are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

We incurred a total of $9,056,885 of offering costs, consisting of $250,000 of cash underwriting fee, $8,280,000 of deferred underwriting fee, and $526,885 of other offering costs, in connection with the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 2c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note, dated October 20, 2026, issued by Siddhi Acquisition Corp to Siddhi Sponsor LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIDDHI ACQUISITION CORP

Date: November 5, 2026	By:	/s/ Sam Potter
	Name:	Sam Potter
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)